Form 10-Q
period 1996-06-30
GLACIER WATER SERVICES INC
filed 1996-08-07
CIK 883505

                                       UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                          FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended:  June 30, 1996

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from_________________________to______________


        Commission FILE NUMBER: 1-11012


                           GLACIER WATER SERVICES, INC.
                           ----------------------------
               (Exact name of registrant as specified in its charter)





                              Delaware                                                      33-0493559
        -------------------------------------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)


        2261 Cosmos Court, Carlsbad, California                                                     92009
        -------------------------------------------------------------------------------------------------------------
        (Address of principal executive offices)                                                 (Zip Code)


                                (619)  930-2420
               ---------------------------------------------------
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has  been subject to such filing requirements for the past
90 days.  YES  [ X ]     NO [   ]

     Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 3,351,075 shares of common stock, $.01 par value, outstanding at July 31, 1996.

                                            PART 1 - FINANCIAL INFORMATION
                                             ITEM 1 - FINANCIAL STATEMENTS


                                              GLACIER WATER SERVICES, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                            (in thousands, except share data)



                                                                                                  JUNE 30,             DECEMBER 31,
                                                                                                    1996                  1995*
                                                                                                 -----------          -------------
ASSETS                                                                                           (unaudited)
- - ------
 Current assets:

      Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    12                $    29
      Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             277                    614
      Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,537                  2,200
      Prepaid commissions and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,359                    888
                                                                                                     -------                -------
           Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,185                  3,731

 Property and equipment, net of accumulated depreciation . . . . . . . . . . . . . . . . . .          34,080                 33,272
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,220                  3,635
                                                                                                     -------                -------
 Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $41,485                $40,638
                                                                                                     =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
 Current liabilities:
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   353                $   342
      Accrued commissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             998                  1,289
      Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,973                    734
                                                                                                     -------                 ------
           Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,324                  2,365

 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,177                 11,087
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,099                  3,099

 Stockholders' equity:
      Preferred stock, $.01 par value;
           100,000 shares authorized,
           no shares issued or outstanding . . . . . . . . . . . . . . . . . . . . . . . . .              --                     --

      Common stock, $.01 par value;
           10,000,000 shares authorized, 3,348,575 and
           3,367,825 shares issued and outstanding, respectively . . . . . . . . . . . . . .              34                     34
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,135                 15,125
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,087                  8,928
 Treasury stock; 20,000 shares, at cost. . . . . . . . . . . . . . . . . . . . . . . . . . .            (371)                    --
                                                                                                     -------                -------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24,885                 24,087
                                                                                                     -------                -------
 Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .         $41,485                $40,638
                                                                                                     =======                =======
  * Amounts derived from audited information



                                                      See accompanying notes

                                          GLACIER WATER SERVICES, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME
                               (in thousands, except shares and per share data)
                                                (unaudited)


                                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                    JUNE 30,                       JUNE 30,
                                                                             1996             1995           1996           1995
                                                                           ---------      ----------      ---------       ---------



Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 12,036        $ 10,470       $ 22,051      $ 19,663

Operating costs and expenses:
    Operating expenses . . . . . . . . . . . . . . . . . . . .                 7,368           6,371         13,633        12,087
    Selling, general and administrative expenses . . . . . . .                 1,499           1,425          2,821         2,677
    Depreciation and amortization  . . . . . . . . . . . . . .                 1,653           1,365          3,287         2,665
                                                                            --------        --------       --------     ---------
       Total operating costs and expenses  . . . . . . . . . .                10,520           9,161         19,741        17,429
                                                                            --------        --------       --------     ---------

Income from operations . . . . . . . . . . . . . . . . . . . .                 1,516           1,309          2,310         2,234

Interest expense (net) and other . . . . . . . . . . . . . . .                   184             207            379           345
                                                                            --------        --------       --------     ---------
Income before provision for income taxes . . . . . . . . . . .                 1,332           1,102          1,931         1,889

Provision for income taxes . . . . . . . . . . . . . . . . . .                   533             441            772           756
                                                                            --------        --------       --------     ---------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . .              $    799        $    661       $  1,159      $  1,133
                                                                            ========        ========       ========      ========
Net income per common and common equivalent share  . . . . . .              $    .24        $    .20       $    .34      $    .33
                                                                            ========        ========       ========      ========
Weighted average common and
    common equivalent shares outstanding . . . . . . . . . . .             3,389,589       3,385,400      3,396,029     3,403,900
                                                                           =========       =========      =========     =========



                                                         See accompanying notes

                                                 GLACIER WATER SERVICES, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in thousands)
                                                         (unaudited)


                                                                                                             SIX MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                             1996          1995
                                                                                                            -------       ------
Cash flows from operating activities:
        Net income                                                                                          $ 1,159       $ 1,133
        Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,287         2,665
        Change in operating assets and liabilities:
             Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            337           162
             Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (337)         (126)
             Prepaid commissions and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (471)         (386)
             Payments for prepaid marketing incentives . . . . . . . . . . . . . . . . . . . . . . .           (276)         (457)
             Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (214)         (103)
             Accounts payable, accrued commissions and other accrued liabilities . . . . . . . . . .            939            42
                                                                                                             ------        ------
                Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . .          4,422         2,930
                                                                                                             ------        ------
Cash flows from investing activities:
             Purchase of property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .           (353)           (59)
             Net investment in vending equipment . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,815)        (5,779)
                                                                                                            ------        -------
                Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . .         (3,168)       (5,838)

Cash flows from financing activities:
             Proceeds from long-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . .          7,605         8,698
             Principal payments on long-term borrowings. . . . . . . . . . . . . . . . . . . . . . .         (8,515)       (5,225)
             Proceeds from issuance of stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10           376
             Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (371)           --
                                                                                                             ------        ------
                Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . .         (1,271)        3,849
                                                                                                             ------         -----
Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (17)          941
Cash, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             29            73
                                                                                                           --------        ------
Cash, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     12        $1,014
                                                                                                           ========        ======
Supplemental disclosure of cash flow information:
             Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    400        $  256
                                                                                                           ========       =======
             Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    246        $  234
                                                                                                           ========       =======



                                       See accompanying notes

                                  GLACIER WATER SERVICES, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      June 30, 1996
                                        (unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three- and six-month periods ending June 30, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended June 30, 1996 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current presentation.

3.   INVENTORIES

     Inventories consist of raw materials, repair and spare parts and vending machines in process of assembly, and are stated at the lower of cost (weighted moving average) or market. Costs associated with the assembly of vending machines are accumulated until machines are completed, at which time the costs are transferred to property and equipment.

     At June 30, 1996 and December 31, 1995, inventories consist primarily of raw materials and repair and spare parts.

4.   SUPPLEMENTARY BALANCE SHEET INFORMATION

     Included in Prepaid commissions and other are commission payments made to certain retailers based on a percentage of estimated quarterly vending machine revenues, as well as other prepaid expenses incurred in the normal course of business. Prepaid commissions were $599,000 and $371,000, respectively, at June 30, 1996 and December 31, 1995.

     Included in Other assets are prepaid marketing incentives which represent payments made to the Company's customers for the placement of the Company's machines at retail locations. Prepaid marketing incentives, net of accumulated amortization, were $2,701,000 and $3,180,000 at June 30, 1996 and December 31, 1995, respectively.

5.   NET INCOME PER SHARE

     Net income per share of common stock is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                        RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

The Company continued to expand its operations in the second quarter of 1996, adding 106 machines, to finish the quarter with a total of 8,809 machines installed, compared to 7,755 at June 30, 1995.

SALES

Sales for the quarter and six months ended June 30, 1996 increased 15.0% and 12.1%, respectively, over the same periods in the prior year. The increases are primarily a result of the installation of new machines.

COSTS AND EXPENSES

Operating expenses were 61.2% and 61.8% of sales for the quarter and six months ended June 30, 1996, respectively, compared to 60.9% and 61.5% of sales for the same periods in 1995. Operating expenses as a percentage of sales remained consistent with the prior year as the Company continued to maintain its efficiencies in route servicing while continuing to install new machines.

Selling, general and administrative expenses were 12.5% and 12.8% of sales for the quarter and six months ended June 30, 1996, respectively, compared to 13.6% for both the quarter and six months ended June 30, 1995. The slight decrease as a percentage of sales is a result of the Company's continuing effort to control costs in the adminstrative area.

Depreciation and amortization expense increased 21.1% for the quarter and 23.3% for the six months ended June 30, 1995 over the same periods in 1995, primarily as a result of the addition of 1,054 machines since June 30, 1995.

Interest expense decreased 11.1% for the quarter ended June 30, 1996 due to lower average outstanding balances on the Company's line of credit. Interest expense for the six months ended June 30, 1996 increased 9.9% over the same period in 1995, primarily as a result of significantly higher average outstanding balances on the line of credit during the first quarter of 1996 compared to the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources are cash flows from operations and funds available under the Company's bank credit agreement. The Company's borrowing limit under its credit agreement was increased from $16 million to $18 million in July 1996. The agreement requires monthly interest payments at the bank's prime rate (8.25% per annum at June 30, 1996) or LIBOR plus 1.75%. The credit agreement provides for a two-year interest-only revolving period which converts to a five-year term note due and payable July 1, 2003. The agreement is collateralized by substantially all assets of the Company and requires, among other things, that the Company maintain certain debt coverage and other financial ratios.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND

                         RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Net cash provided by operations for the six months ended June 30, 1996 was $4.4 million. As of June 30, 1996, the Company had working capital of approximately $861,000. Approximately $10.2 million of borrowings were outstanding and $5.8 million was available under the credit agreement.

The Company believes its cash flow generated from operations and borrowings available under its credit agreement will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending equipment, for at least the next twelve months. In January 1996, the Company's Board of Directors authorized the repurchase of up to 250,000 shares of the Company's common stock. The Company has repurchased 20,000 shares as of June 30, 1996.

This report may be deemed to contain certain forward-looking statements with respect to the financial condition and results of operations of Glacier which involve risks and uncertainties including, but not limited to, trade relations, dependence on certain locations and competition. Further information on potential factors which could affect the financial condition and results of operations of Glacier are included in the filings of Glacier with the Securities and Exchange Commission, including, but not limited to, Glacier's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                           PART II - OTHER INFORMATION


ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

          a. EXHIBITS

             None.

          b. REPORTS ON FORM 8-K

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GLACIER WATER SERVICES, INC.


Date:  August 7, 1996          By: /s/ Jerry A. Gordon
       --------------              --------------------------------
                                   Jerry A. Gordon
                                   President and Chief Operating Officer



Date:  August 7,1996           By: /s/ Brenda K. Foster
       -------------               ----------------------------------
                                   Brenda K. Foster
                                   Vice President, Controller