Form 10-K
period 1996-12-31
GLACIER WATER SERVICES INC
filed 1997-03-31
CIK 883505

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934   [FEE REQUIRED]

For the fiscal year ended:    December 31, 1996

Commission file number:       1-11012

                         GLACIER WATER SERVICES, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                                 33-0493559
  ----------------------------------------        -----------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

         2261 Cosmos Court
          Carlsbad, CA                                      92009
  ----------------------------------------        -----------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including
area code:                                             (760)  930-2420
                                                  -----------------------

Securities registered purusant to Section
12(b) of the Act:

          Title of each class                     Name of each exchange on which
                                                  registered

Common Stock, $.01 Par Value Per Share               American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      YES  [x]   NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K. [ ]

As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $42,370,738 (calculated at the closing price on the American Stock Exchange multiplied by outstanding shares held by non-affiliates). For purposes of the foregoing calculation, certain persons who have filed reports on Schedule 13D with the SEC with respect to their beneficial ownership of more than 5% of the registrant's outstanding common stock and directors and officers have been excluded from the group of stockholders deemed to be non-affiliates of the registrants.

As of March 14, 1997, the registrants had 3,208,575 shares of common stock outstanding.

The total number of pages in this Form 10-K is 28; the Index to Exhibits is located on page 27.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1996 year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Statements in this Annual Report that are not purely historical are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements with respect to the financial condition and results of operations of the Company involve risks and
                                                     -------
uncertainties including, but not limited to, trade relations, dependence on certain locations and competition, as described in Part I below, that could cause actual results to differ materially from those projected.

                                    PART I
ITEM 1.  BUSINESS

INTRODUCTION
------------

  Glacier Water Services, Inc. ("Glacier" or the "Company") is a leading provider of high quality, low priced drinking water dispensed to consumers
                              ------
through self-service vending machines that are designed, developed and assembled by the Company. The Company's machines, which are currently located in the
                                                                       ---
states of California, Texas, Florida, Arizona, Nevada, Louisiana, New Mexico,
---------
Mississippi, Georgia, and Illinois, are placed at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations and to provide easy access for consumers.

  The Company has grown from approximately 3,700 machines in operation as of December 31, 1992 to over 9,100 machines in operation as of December 31, 1996. This expansion in installed machines has resulted in significant growth in revenues, which have increased from $27 million in 1992 to $46 million in 1996. Other than the Company, the water vending market is comprised primarily of smaller independent operators. The Company's growth strategy includes the continued addition of machines in existing markets and selective expansion into new markets. Generally, the cost to the Company of adding new machines in existing markets is approximately $5,400 to $6,500 per machine, including manufacturing and installation costs. On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company.

  Glacier's vending machines are connected to municipal water sources at each retail location. The machines reduce impurities in the water through a combination of micron filtration, reverse osmosis, carbon absorption and ultraviolet sterilization. The Company generally charges $.25 to $.35 per gallon, which represents a significant discount to the price of water sold off-the-shelf in retail locations or sold through home delivery services. The Company's machines are clustered in close proximity to one another within the geographic areas served in order to assure cost-effective, quality service. Machines are serviced and tested weekly by technicians whose routes are structured to allow each technician to service approximately 70 machines per week.

  Glacier Water Services, Inc. was incorporated in Delaware on November 19, 1991. Substantially all of its operations are conducted by GW Services, Inc. (the "Subsidiary"), a California corporation and a wholly-owned subsidiary of Glacier. The Company conducts substantially all of its operations through the Subsidiary which was incorporated in California on April 12, 1983. The Company maintains its executive offices at 2261 Cosmos Court, Carlsbad, California 92009 and its telephone number is (760) 930-2420.

BUSINESS BACKGROUND
-------------------

  The Company commenced operations in 1983 in southern California. The Company then expanded into Arizona in 1984, Nevada in 1986, Florida and Texas in 1988, New Mexico in 1993, Louisiana and Mississippi in 1994, Georgia in 1995 and Illinois in 1996. The following table sets forth the number of machines installed annually from December 31, 1992:

     Total installed machines as of December 31, 1992...   3,666
       Machines added during the year:
          1993..........................................   1,114
          1994..........................................   1,945
          1995..........................................   1,793
          1996..........................................     646
                                                           -----
     Total installed machines as of December 31, 1996...   9,164
                                                           =====

  Total machines installed as of December 31, 1996 are distributed by state as follows:

          California.......................................  5,121
          Texas............................................  1,564
          Florida..........................................  1,495
          Arizona..........................................    667
          Nevada...........................................    142
          Other............................................    175
                                                             -----
                                                             9,164
                                                             =====

  The Company has continued its expansion strategy emphasizing a high quality, efficient water vending machine, low price to the consumer, a high level of service for its network of machines and the clustering of machines within a market area to realize significant operating economies of scale in the operation of its business. The Company competes with other marketers of nonsparkling water primarily on the basis of price, providing a product of comparable quality at a significantly lower price to the consumer. See "Retail Pricing" below.

  Glacier's internally developed water vending machines utilize micron filtration, reverse osmosis, carbon adsorption and ultraviolet sterilization in order to provide high quality drinking water. The design of the Company's machines provides a high degree of reliability and servicability through the use of interchangeable parts and a durable fiberglass cabinet. The machines are also designed to be easy for consumers to use, with clear and simple instructions.

  The Company provides frequent, regular and reliable service and support to its network of vending machines through an extensive route servicing system. The Company believes that its strong commitment to the maintenance of its network, ensuring cleanliness and operability, is a significant factor in the Company's ability to continue to build consumer usage. In order to provide this high level of service and support in a cost-effective manner, the Company has pursued a strategy of placing machines in close proximity to one another which fosters operating efficiencies and important economies of scale. See "Route Servicing System" below.

TRADE RELATIONS
---------------

  The Company arranges to place its water vending machines on the premises of supermarkets and other retail locations. The Company provides the machines and pays for all installation costs, while the retailer provides and pays for the required municipally supplied water and electricity. The Company generally pays monthly commissions to the retailers based upon a percentage of sales, typically ranging from 25% to 60%. The Company believes that retailers are increasingly cognizant of the benefits of vended water, which provides additional revenues to the retailers without occupying valuable and limited shelf space and without the related investment in inventory.

  Substantially all of the Company's arrangements with its retail trade accounts are evidenced by written contracts, some of which contain termination clauses as well as automatic renewal clauses. The terms of these agreements range from 30 days to five years, during which time the Company has the exclusive right to provide water vending machines at specified locations. In some cases, the Company provides marketing incentives in order to encourage certain retailers to promote the Company's products.

  The Company's most significant account in 1996 was Ralph's Grocery Company (Ralph's), a California-based chain of supermarkets. During the fiscal year ended December 31, 1996, approximately 10% of the Company's total revenues were derived from sales from machines located at Ralph's stores. Prior to 1996, the Company's most significant account was Vons Companies, Inc. (Vons), a California-based chain of supermarkets. During the fiscal years ended December 31, 1996, 1995, and 1994, approximately 9%, 10% and 13%, respectively, of the total revenues of the Company were derived from sales from machines located at Vons stores. The Company entered into a written contract with Ralph's in December 1996. This contract, which succeeds a previous contract with certain Ralph's locations, has a five-year term and is not terminable by Ralph's except in the event of a material breach of the contract by the Company. While the Company believes its relations with

Ralph's and its other accounts are good, any termination of the Company's contract with Ralph's or Vons would adversely affect the Company.

LOCATION SELECTION
------------------

  In accordance with the Company's expansion strategy, the placement of the Company's vending machines at retail locations is based upon a thorough review of each site. Included in the site review is an analysis of the surrounding trade area in order to determine the neighborhood demographics, the level of overall retail activity, the level of direct competition and the proximity of the site to other vending machines operated by the Company. Further, the Company reviews each site in order to ensure high visibility and easy access for the consumer, along with appropriate access to the retailer's water supply and power source. Upon completion of this review, the Company makes a determination as to the viability of the location and whether a single machine or multiple machines are required at the time of initial installation. With large chains of supermarkets, the Company generally places machines at all of the chains' locations as part of its business agreements. To attain optimum efficiency, multiple vending machines may be installed at a site if the volume of sales so warrants.

ROUTE SERVICING SYSTEM
----------------------

  The Company believes that providing frequent, regular and reliable service and support is one of the most important elements in the operation of its machine network. In order to maintain this level of service and support, the Company has implemented its route servicing system, utilizing well-trained technicians to perform the Company's regularly scheduled service procedures. A service technician has a route consisting of approximately 70 machines, each of which are visited and serviced on a weekly basis. The service technician tests the quality and quantity of the Company's processed water in order to assure compliance with all Company, federal, state and local standards. Records of these tests are prepared and maintained for the appropriate regulatory authorities.

  The other key components of the Company's route servicing system are regional service centers located in Glendale, California; Carlsbad, California; Pleasanton, California; Gilbert, Arizona; Houston, Texas; Orlando, Florida; and Riviera Beach, Florida, which are designed to support the activities of the service technicians. All coin collections are delivered to and verified by a service center for bank deposit preparation. Inventories of filters, supplies and machine parts are maintained at the service centers for the service technicians' use in making service calls. Finally, the Company maintains 24-hour, toll-free telephone support for responding to consumer calls regarding machine operation problems. Instructions and the toll-free number are posted on the machines.

RETAIL PRICING
--------------

  The Company's drinking water competes with nonsparkling water sold in containers inside retail outlets and with water sold in containers delivered directly to consumers' homes. As with many consumer products, the costs of packaging and distributing drinking water sold by these competing methods represent a significant portion of the total cost of the product, and these costs are reflected in the retail price to the consumer. Because the Company's water is processed on-site in its vending machines and the consumer provides the container for the Company's product, the Company is able to avoid certain costs incurred by its competitors. Accordingly, the Company passes on these savings to consumers by charging a retail price per gallon which represents a substantial discount from the price of bottled water sold by non-vending machine sources. In the Company's current market areas, it generally offers drinking water at a retail price of $.25 to $.35 per gallon, compared with retail prices ranging from $.69 to $.99 per gallon for water sold in containers in retail outlets. Nonsparkling water sold in containers delivered directly to consumers' homes generally sells at an effective price in excess of $1.00 per gallon, including the cost of renting the dispensing unit.

CONSUMER MARKETING
------------------

   With respect to consumer marketing, the Company believes it benefits most from consumer awareness and trial usage and also believes that utilizing promotional activities at individual machine locations is the most cost-effective approach for achieving these objectives. To date, the Company has used point-of-purchase signage, special introductory and promotional pricing, and promotional activities coinciding with the installation of new machines as its primary marketing tools.

  Since 1994, with the introduction of a new logo, the Company's marketing efforts have focused on the development and promotion of "Glacier" as a recognizable brand to the consumer and the supermarket industry.

COMPETITION
-----------

  The bottled water market is highly competitive. The Company competes in the nonsparkling segment of the bottled water market with companies which deliver water to the home, with off-the-shelf marketers and with other vending machine operators. The Company's primary competitive advantage over home delivery and off-the-shelf marketers is price. A substantial decline in the price of either home-delivered or off-the-shelf bottled water could adversely affect the demand for water dispensed from the Company's vending machines.

  The Company's principal competitor within the vended water sector has historically been Aqua-Vend, a division of McKesson Water Products Company, a wholly-owned subsidiary of McKesson Corporation. On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, which acquisition will include approximately 2,600 machines at various locations. The Company's remaining competitors in the vended water sector are primarily smaller, independent operators, many of which the Company believes lack significant financial resources. The Company believes there are significant barriers to entry to new and existing competitors, including the substantial capital outlay required to purchase a sufficient number of machines to achieve competitive operating efficiencies and the time and cost involved in developing a sophisticated service network, obtaining locations at which to place vending machines, acquiring expertise in the industry and developing operating procedures.

  Certain of the Company's potential customers may use portable or permanent water filtration systems installed in their homes. These systems are relatively expensive to install and maintain, and the Company believes that these systems have not had and will not have a material effect on the Company's operations.

SEASONALITY
-----------

  The Company's revenues are subject to seasonal fluctuations, with decreased revenues during cold weather months and increased revenues during hot weather months.

PATENTS AND TRADEMARKS
----------------------

  The Company does not hold any patents. The basic technologies used in the Company's water vending machines cannot be patented as they are in the public domain. The tradename and trademark "Glacier Water" used by the Company has the word "Glacier" in common with marks that have been used and registered by a number of other entities. To date, the Company has been unable to register the mark due principally to one party, which registered the trademark "Glacier". However, there can be no assurance that other entities might not assert superior or exclusive rights in the mark and seek or obtain damages from or injunctive relief against the Company. Additionally, there can be no assurance that the loss of the Company's mark would not affect sales.

GOVERNMENT REGULATION
---------------------

  The water vending industry is subject to various federal, state and local laws and regulations, which require the Company, among other things, to obtain licenses for its business and vending machines, to pay annual license and inspection fees, to comply with certain detailed design and quality standards regarding the vending machines and the vended water, and to continuously control the quality and quantity of the vended water. The Company believes that it is operating in substantial compliance with these laws and regulations. The Company's vending machines are subject to routine and random regulatory quality inspections.

INSURANCE
---------

  The Company carries general and product liability insurance. Its combined coverage is $26,000,000 per occurrence and $27,000,000 in the aggregate, which amounts the Company believes to be adequate. Although the Company is not aware of any actions having ever been filed and believes that the technology contained in its machines makes unlikely any contamination of the products dispensed by its machines, any significant damage awards against the Company in excess of the Company's insurance coverage could result in a material loss to the Company.

EMPLOYEES
---------

  As of December 31, 1996, the Company had 282 employees, including 50 in administration and 232 in operations. The Company's employees are not represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

  The Company's principal facility, a 30,000-square-foot building in Carlsbad, California containing its executive offices, assembly shop and one area service center, is under lease through May 1999. The Company also leases various other facilities containing its remaining area service centers. These leases range in square footage from 2,100 to 5,900 square feet, and expire on various dates from March 1997 through October 2001.


ITEM 3.  LEGAL PROCEEDINGS

  The Company is not currently a party to any material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of Glacier is traded on the American Stock Exchange under the symbol "HOO." The following table sets forth the range of high and low sales prices on the American Stock Exchange for the Common Stock for the periods indicated.

                                                      High     Low
                                                     ------   ------
       1996
       ----
       First Quarter                                 $19.50   $16.50
       Second Quarter                                 20.00    18.13
       Third Quarter                                  23.00    19.00
       Fourth Quarter                                 23.25    19.63

       1995
       ----
       First Quarter                                 $21.38   $18.50
       Second Quarter                                 19.88    18.75
       Third Quarter                                  22.50    19.75
       Fourth Quarter                                 21.88    18.63

  The Company did not pay dividends on its Common Stock in 1996 and 1995 and presently intends to continue this policy. In addition, the Company's credit agreement contains a number of financial covenants, which may, among other things, limit the Company's ability to pay dividends. The Company had approximately 45 stockholders of record as of December 31, 1996.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The following sets forth selected financial data as of and for the periods presented. This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto and other financial information appearing elsewhere in this Form 10-K.

                                                                                  Year Ended December 31,
                                                               ---------------------------------------------------------------
                                                                    1996         1995         1994         1993          1992
                                                                    ----         ----         ----         ----          ----
                                                                     (in thousands, except shares and per share amounts)
Consolidated Statements of Income Data:
     Revenues..............................................    $   46,091   $   42,409   $   36,557   $   30,636    $   27,182
     Costs and expenses:
          Operating expenses...............................        27,926       25,933       23,504       20,061        18,351
          General and administrative expenses..............         5,895        5,483        4,791        4,516         3,707
          Depreciation and amortization....................         6,769        5,756        3,662        2,692         1,995
                                                               ----------   ----------   ----------   ----------    ----------
               Total costs and expenses....................        40,590       37,172       31,957       27,269        24,053
                                                               ----------   ----------   ----------   ----------    ----------
     Income from operations................................         5,501        5,237        4,600        3,367         3,129
     Other expenses:
          Interest expense, net............................           783          723          317           38           182
          Guaranty expense.................................            --           --           --           --           294
                                                               ----------   ----------   ----------   ----------    ----------

               Total other expenses........................           783          723          317           38           476
                                                               ----------   ----------   ----------   ----------    ----------

     Income before provision for income taxes..............         4,718        4,514        4,283        3,329         2,653
     Provision for income taxes............................         1,415        1,805        1,578        1,282         1,016
                                                               ----------   ----------   ----------   ----------    ----------

     Net income............................................    $    3,303   $    2,709   $    2,705   $    2,047    $    1,637
                                                               ==========   ==========   ==========   ==========    ==========

     Net income per share..................................    $      .98   $      .80   $      .80   $      .62    $      .54
                                                               ==========   ==========   ==========   ==========    ==========
     Weighted average common and common
      equivalent shares outstanding........................     3,374,482    3,405,104    3,367,151    3,299,130     3,058,029
                                                               ==========   ==========   ==========   ==========    ==========

SELECTED BALANCE SHEET DATA
---------------------------

                                                                                         As of December 31,
                                                               ---------------------------------------------------------------
                                                                    1996         1995         1994         1993          1992
                                                                    -----        -----        -----        -----         -----
                                                                                       (in thousands)
Working capital (deficit)..................................    $    1,070   $    1,366   $       61   $     (185)   $    1,648
Total assets...............................................    $   46,067   $   40,638   $   34,042   $   23,415    $   20,119
Long-term debt, including current portion..................    $   15,820   $   11,087   $    8,199   $    1,510    $      880
Stockholders' equity.......................................    $   23,986   $   24,087   $   20,376   $   17,265    $   15,218

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the accompanying Notes thereto of the Company appearing elsewhere in this Form 10-K.

GENERAL
-------

  The Company has continued to expanded its business by placing water vending machines in new and existing market areas. The number of machines in operation increased to 9,164 at the end of 1996 from 8,518 for 1995, and 6,725 for 1994.

RESULTS OF OPERATIONS
---------------------

  Revenues consist primarily of revenues generated from consumer use of the Company's water vending machines. Revenues in 1996 increased by 8.7% over 1995, to $46.1 million. Revenues in 1995 increased by 16.0% over 1994, to $42.4 million. The growth in revenues in both years is primarily attributable to the increase in the number of Company vending machines in operation.

  The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items included in the Consolidated Statements of Income.

                                                   As Percentage of Revenues
                                                    Year Ended December 31,
                                                  ---------------------------
                                                     1996     1995     1994
                                                    ------   ------   ------

Revenues........................................    100.0%   100.0%   100.0%
Costs and expenses:
     Operating expenses.........................     60.6     61.2     64.3
     General and administrative expenses........     12.8     12.9     13.1
     Depreciation and amortization..............     14.7     13.6     10.0
                                                    -----    -----    -----
          Total costs and expenses..............     88.1     87.7     87.4
                                                    -----    -----    -----

Income from operations..........................     11.9     12.3     12.6
Interest expense, net...........................      1.7      1.7      0.9
                                                    -----    -----    -----

Income before income taxes......................     10.2%    10.6%    11.7%
                                                    =====    =====    =====


  Operating expenses and general and administrative expenses increased in absolute dollars from 1995 to 1996 and from 1994 to 1995 principally due to the increase in the number of Company vending machines in operation described above. Operating expenses decreased as a percentage of revenues to 60.6% in 1996, compared to 61.2% in 1995 and 64.3% in 1994. The decreases were due primarily to increased efficiencies in route servicing. General and administrative expenses decreased as a percentage of revenues to 12.8% in 1996, from 12.9% in 1995 and 13.1% in 1994. The decreases as a percentage of revenue in each year result from the Company's ability to more efficiently utilize its corporate infrastructure in supporting the growth in its installed base of machines.

  Depreciation and amortization increased 17.6% over 1995 to $6.8 million in 1996, and 57.2% over 1994 to $5.8 million in 1995. The increases are due primarily to the Company's continued investment in new vending machines.

  Net interest expense was 1.7% of revenues in both 1996 and 1995, compared to 0.9% in 1994. The increase is due to higher outstanding balances on the Company's bank loans during 1996 and 1995. The increased borrowings were utilized to fund the increased installation of machines in both years, and in 1996 were also used to fund the Company's repurchase of 170,500 shares.

  The Company's effective income tax rate decreased to 30% in 1996 from 40% in 1995 as the Company realized the cumulative effect of certain income tax credits. The Company's effective rate in 1994 was approximately 37%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  The Company's primary sources of liquidity and capital resources are cash flows from operations and funds available under the Company's bank credit agreement. As of December 31, 1996, the Company had a credit agreement with a bank which provides for long-term borrowings of up to $18.0 million. This credit agreement requires monthly interest payments at the bank's prime rate (8.25% at December 31, 1996) or the LIBOR plus 1.75% (7.4% at December 31, 1996). The credit agreement provides for a two year interest-only revolving period which converts to a five-year term note due and payable July 1, 2003. The agreement is collateralized by substantially all the Company's assets and provides, among other things, that the Company meets a debt coverage ratio, a debt to tangible net worth ratio, and other financial covenants, as set forth in the agreement.

  During 1996, net cash provided by operations was approximately $7.2 million, and the Company made capital expenditures for vending machines and other equipment aggregating approximately $8.5 million. As of December 31, 1996, the Company had working capital of approximately $1.1 million. Approximately $15.8 million of borrowings were outstanding, with $2.2 million of additional funds were available under the credit agreement.

  In March 1997, the Company's credit agreement was amended to provide for borrowings of up to $35.0 million. On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly-owned subsidiary of McKesson Corporation. The purchase price of $9.0 million was financed with additional borrowings under the Company's credit agreement. The Company will finance any additional capital expenditures and operating costs related to the acquisition through cash flow generated from the operation of the acquired machines, as well as additional borrowings on the line of credit.

  The Company believes its cash balances, funds generated from operations, and borrowings available under its amended credit facility will be sufficient to meet its operating and capital requirements for at least the next twelve months. The ability of the Company to meet its debt service requirements and the ability of the Company to comply with the restrictive covenants will be dependent upon future performance, which is subject to financial, economic, competitive, regulatory and other factors affecting the Company, many of which are beyond its control.

SEASONALITY
-----------

  The revenues of the Company are subject to seasonal fluctuations, with decreased revenues during cold weather months and increased revenues during hot weather months.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements together with accompanying Notes and the Report of Arthur Andersen LLP Independent Public Accountants are set forth on pages 14 through 26 after Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

Name                      Position                                           Age
----                      --------                                           ---

Jerry R. Welch            Chairman of the Board, Chief Executive Officer      46
                          and Director
Jerry A. Gordon           President and Chief Operating Officer               51
Glen A. Skumlien          Executive Vice President, Operations                47
Dane Seibert              Senior Vice President, Marketing & Sales            48
John T. Vuagniaux         Senior Vice President, Operations                   48
Brenda K. Foster          Vice President, Controller and Secretary            30
Dana B. Gilbert           Vice President, National Accounts                   48
Roger J. Gilchrist        Vice President, Eastern Operations                  48
Luz E. Gonzales           Vice President, Human Resources                     44
Brian T. Nakagawa         Vice President, Technology & Information Systems    43

  The executive officers are elected by and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified.

  JERRY R. WELCH

  Mr. Welch has been a director of the Company since October 1991, has been the Chairman of the Board since April 1993 and was elected Chief Executive Officer in September 1994. He also served as Chairman of the Board from January 1992 through September 1992. From October 1991 until his resignation in September 1992, Mr. Welch served as the Company's Chief Executive Officer. Mr. Welch currently serves as a Senior Vice President of Kayne Anderson Investment Management and has served in such a capacity since January 1993.

  JERRY A. GORDON

  Mr. Gordon has served as the President and Chief Operating Officer of Glacier Water Services, Inc. since September 1994. Mr. Gordon joined the Company in June 1993 as Vice President of Marketing. From 1992 to 1993, Mr. Gordon was a business consultant specializing in management operations in start-up companies.

  GLEN A. SKUMLIEN

  Mr. Skumlien has served as Executive Vice President, Operations since September 1994. Prior to that, Mr. Skumlien served as Vice President-Operations from November 1991. Mr. Skumlien served as the Company's Director of Field Operations from 1989 to November 1991.

  DANE SEIBERT

  Mr. Seibert joined the Company in March 1995 as Senior Vice President of Marketing & Sales. From 1990 until joining the Company Mr. Seibert was Corporate Vice President - International Marketing for Miller/Zell Inc., a retail and merchandising consulting and design firm located in Atlanta, GA.

  JOHN T. VUAGNIAUX

  Mr. Vuagniaux has served as Senior Vice President, Operations since November 1996, after joining the Company in January 1995 as Vice President, Service Support. From April 1994 to January 1995, Mr. Vuagniaux was owner of Logistics Solutions, a consulting firm specializing in logistics and operations management. From January 1992 to April 1994, Mr. Vuagniaux was Director of Distribution for Blockbuster Entertainment Corporation.

  BRENDA K. FOSTER

  Ms. Foster has served as Vice President, Controller since February 1996, after joining the Company as Controller in September 1995. Ms. Foster is a Certified Public Accountant, and worked for Ernst & Young LLP from 1988 to 1995.

  DANA B. GILBERT

  Mr. Gilbert has served as Vice President, National Accounts since February 1996. Mr. Gilbert joined the Company in January 1992 as a Sales Manager. From January 1994 to February 1996, Mr. Gilbert served as Regional Sales Manager for the Western Division.

  ROGER J. GILCHRIST

  Mr. Gilchrist has served as Vice President, Eastern Operations since February 1996. Mr. Gilchrist joined the Company in April 1988 as District Manager. In May 1993, Mr. Gilchrist assumed the position of Regional Sales Manager for the Eastern Division.

  LUZ E. GONZALES

  Mrs. Gonzales joined the Company in February 1995 as Vice President of Human Resources. From 1981 to February 1995, Mrs. Gonzales was Corporate Director of Human Resources for Southwest Water Company, a water service company.

  BRIAN T. NAKAGAWA

  Mr. Nakagawa has served as Vice President, Technology and Information Systems since February 1996, after joining the Company as Director of Technology and Information Systems in June 1995. Prior to joining the Company Mr. Nakagawa was the owner of New Frontier Technologies an information systems consulting company.


ITEM 11.  EXECUTIVE COMPENSATION

  There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  Documents Filed with Report
       ---------------------------

     1.  Consolidated Financial Statements
         ---------------------------------

     The consolidated financial statements listed on the accompanying Index to Consolidated Financial Statements are filed as part of this report. The financial statement schedules have been omitted as they are either not required or not applicable.

     2.  Exhibits
         --------
     The exhibits listed on the accompanying Index to Exhibits on page 27 are filed as part of this report.

  (b)  Reports on Form 8-K
       -------------------

       The registrant did not file any reports on Form 8-K during the last quarter for the year for which this report is filed.

                                     INDEX
                                     -----
                                                                                               Page
                                                                                              Number
                                                                                              ------
 Consolidated Financial Statements
 ---------------------------------
   Report of Independent Public Accountants................................................       15
   Consolidated Balance Sheets at December 31, 1996 and December 31, 1995..................       16
   Consolidated Statements of Income for the years ended December 31, 1996,
     December 31, 1995, and December 31, 1994..............................................       17
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996,
     December 31, 1995, and December 31, 1994..............................................       18
   Consolidated Statements of Cash Flows for the years ended December 31, 1996,
     December 31, 1995, and December 31, 1994..............................................       19
   Notes to Consolidated Financial Statements..............................................       20

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Glacier Water Services, Inc.

  We have audited the accompanying consolidated balance sheets of Glacier Water Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glacier Water Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                              ARTHUR ANDERSEN LLP


San Diego, California
January 23, 1997

                          GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS
                                     ------

                                                                                    1996              1995
                                                                                    ----              ----
Current assets:
 Cash.........................................................................    $    11            $    29
 Accounts receivable..........................................................        311                614
 Inventories..................................................................      2,946              2,200
 Prepaid commissions and other................................................      1,084                888
                                                                                  -------            -------
  Total current assets........................................................      4,352              3,731
Property and equipment, net of accumulated depreciation.......................     36,754             33,272
Other assets..................................................................      4,961              3,635
                                                                                  -------            -------
Total assets..................................................................    $46,067            $40,638
                                                                                  =======            =======



                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Current liabilities:
 Accounts payable.............................................................    $   640            $   342
 Accrued commissions..........................................................        988                734
 Accrued liabilities..........................................................      1,654              1,289
                                                                                  -------            -------
  Total current liabilities...................................................      3,282              2,365

Long-term debt................................................................     15,820             11,087

Deferred income taxes.........................................................      2,979              3,099

Commitments and Contingencies

Stockholders' equity:
 Preferred stock, $.01 par value, 100,000 shares
   authorized, no shares issued and outstanding...............................         --                 --
 Common stock, $.01 par value, 10,000,000 shares
   authorized, 3,208,575 and 3,367,825 shares issued and
   outstanding in 1996 and 1995, respectively.................................         34                 34

 Additional paid-in capital...................................................     15,284             15,125
 Retained earnings............................................................     12,231              8,928
 Treasury stock, 170,500 shares, at cost......................................     (3,563)                --
                                                                                  -------            -------
   Total stockholders' equity.................................................     23,986             24,087
                                                                                  -------            -------
Total liabilities and stockholders equity.....................................    $46,067            $40,638
                                                                                  =======            =======

 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                            1996               1995               1994
                                                                            ----               ----               ----

Revenues...........................................................      $   46,091         $   42,409         $   36,557
Costs and expenses:
     Operating expenses............................................          27,926             25,933             23,504
     General and administrative expenses...........................           5,895              5,483              4,791
     Depreciation and amortization.................................           6,769              5,756              3,662
                                                                         ----------         ----------         ----------
         Total costs and expenses..................................          40,590             37,172             31,957
                                                                         ----------         ----------         ----------
Income from operations.............................................           5,501              5,237              4,600

Interest expense, net..............................................             783                723                317
                                                                         ----------         ----------         ----------

Income before provision for income taxes...........................           4,718              4,514              4,283
Provision for income taxes.........................................           1,415              1,805              1,578
                                                                         ----------         ----------         ----------

Net income.........................................................      $    3,303         $    2,709         $    2,705
                                                                         ==========         ==========         ==========

Net income per share...............................................      $      .98         $      .80         $      .80
                                                                         ==========         ==========         ==========
Weighted average common and common
 equivalent shares outstanding.....................................       3,374,482          3,405,104          3,367,151
                                                                         ==========         ==========         ==========

 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        COMMON STOCK          ADDITIONAL
                                                    -------------------         PAID-IN       RETAINED     TREASURY

                                                      SHARES       AMOUNT       CAPITAL       EARNINGS       STOCK         TOTAL
                                                    ----------     ------      ----------     --------       ------        -----

Balance, December 31, 1993.......................   3,236,986      $  $33       $  13,718     $  3,514     $     --      $ 17,265

Exercise of Stock Options........................      57,108          --             406           --           --           406

Net Income.......................................          --          --              --        2,705            -         2,705
                                                    ---------      ------       ---------     --------     --------      --------

Balance, December 31, 1994.......................   3,294,094          33          14,124        6,219           --        20,376

Exercise of Stock Options........................      73,731           1           1,001           --           --         1,002

Net Income.......................................          --          --              --        2,709           --         2,709
                                                    ---------      ------       ---------     --------     --------      --------

Balance, December 31, 1995.......................   3,367,825          34          15,125        8,928           --        24,087

Exercise of Stock Options........................      11,250          --             159           --           --           159

Purchase of Treasury Stock.......................    (170,500)         --              --           --       (3,563)       (3,563)

Net Income.......................................          --          --              --        3,303           --         3,303
                                                    ---------      ------       ---------     --------     --------      --------

Balance, December 31, 1996.......................   3,208,575      $  $34       $  15,284     $ 12,231     $ (3,563)     $ 23,986
                                                    =========      ======       =========     ========     ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                                         1996        1995        1994
                                                                         ----        ----        ----
Cash flows from operating activities:
 Net income                                                          $  3,303    $  2,709    $  2,705
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                        6,769       5,756       3,662
   Loss (gain) on disposal of assets                                       74          13         (46)
   Deferred tax provision (benefit)                                      (120)        682         596
 Change in operating assets and
  liabilities:
   Accounts receivable                                                    303         105        (323)
   Inventories                                                           (746)       (573)         11
   Prepaid commissions and other                                         (196)         99        (109)
   Payments for prepaid marketing
    incentives                                                         (2,966)       (750)     (2,144)
   Other assets                                                          (124)       (201)     (1,093)
   Accounts payable, accrued liabilities and accrued commissions          896        (455)        231
                                                                     --------    --------    --------
     Total adjustments                                                  3,890       4,676         785
                                                                     --------    --------    --------
     Net cash provided by operating activities                          7,193       7,385       3,490
                                                                     --------    --------    --------

Cash flows from investing activities:
 Purchase of property and equipment                                      (476)       (182)       (525)
 Net investment in vending equipment                                   (8,064)    (10,609)    (10,874)
 Proceeds from sales of equipment                                          --          --         802
                                                                     --------    --------    --------
     Net cash used in investing                                        (8,540)    (10,791)    (10,597)
      activities                                                     --------    --------    --------

Cash flows from financing activities:
 Proceeds from long-term debt                                          19,778      15,588      16,897
 Principal payments on long-term debt                                 (15,045)    (12,700)    (10,208)
 Proceeds from issuance of stock                                          159         474         406
 Purchase of treasury stock                                            (3,563)         --          --
                                                                     --------    --------    --------
    Net cash provided by financing activities                           1,329       3,362       7,095
                                                                     --------    --------    --------
Net decrease in cash                                                      (18)        (44)        (12)
Cash, beginning of year                                                    29          73          85
                                                                     --------    --------    --------
Cash, end of year                                                    $     11    $     29    $     73
                                                                     ========    ========    ========

SUPPLEMENTAL INFORMATION

Cash paid for interest                                               $    748    $    735    $    235
                                                                     ========    ========    ========

Cash paid for income taxes                                           $  1,010    $    580    $    793
                                                                     ========    ========    ========

The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

     The Company is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. The machines are placed at supermarkets and other retail outlets under commission arrangements with the retailers. The Company's revenues are subject to seasonal fluctuations, with decreased revenues during cold weather months and increased revenues during hot weather months. The Company's machines are located in California, Nevada, Arizona, New Mexico, Texas, Louisiana, Mississippi, Georgia, Florida, and Illinois.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Glacier Water Services, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

  Inventories

     Inventories consist of raw materials, repair parts and vending machines in process of assembly, and are stated at the lower of cost (moving weighted average) or market. Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment.

     Inventories consist primarily of raw materials and repair parts at December 31, 1996 and 1995.

  Prepaid Commissions

     Prepaid commissions represent payments made to certain retailers based on a percentage of estimated monthly or quarterly vending machine revenues.
  Prepaid commissions at December 31, 1996 and 1995 were $490,000 and $371,000, respectively. Commission expense for the years ended December 31, 1996, 1995 and 1994 was $21,678,000, $19,643,000 and $17,320,000, respectively.

  Property and Equipment and Depreciation

  Property and equipment are recorded at cost and consist of the following at December 31 (in thousands):

                                                            1996        1995
                                                            ----        ----

     Vending equipment.................................   $ 51,433    $ 44,415
     Equipment, furniture and fixtures.................      1,617       1,186
     Leasehold improvements............................        520         437
                                                          --------    --------
                                                            53,570      46,038
     Less: Accumulated depreciation and amortization...    (16,816)    (12,766)
                                                          --------    --------
                                                          $ 36,754    $ 33,272
                                                          ========    ========

                         GLACIER WATER SERVICES, INC.

     Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

     Vending equipment                               10 years
     Equipment, furniture and fixtures               5 to 10 years
     Leasehold improvements                          Life of Lease


     The Company's vending equipment is depreciated to a 20% salvage value. Costs associated with installing vending equipment are capitalized and depreciated over five years.

     All maintenance, repair and refurbishment costs are charged to operations as incurred. Additions and major improvements are capitalized.

  Income Taxes

     Income taxes have been provided for using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

  Net Income Per Share

     Net income per share of common stock is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current presentation.

2.   SUPPLEMENTARY BALANCE SHEET INFORMATION

  Accounts Receivable

     Included in accounts receivable at December 31, 1996 is a $100,000 note receivable from Jerry A. Gordon, the Company's President and Chief Operating
Officer.   The note, issued during 1996, is non-interest bearing, and was repaid in full subsequent to December 31, 1996.

  Other Assets

     Other assets consist of the following at December 31 (in thousands):


                                                                    1996      1995
                                                                    ----      ----
Prepaid marketing incentives, net of accumulated amortization
 of $3,167 in 1996 and $2,867 in 1995...........................    $4,606    $3,180
Other...........................................................       355       455
                                                                    ------    ------
                                                                    $4,961    $3,635
                                                                    ======    ======

                         GLACIER WATER SERVICES, INC.

     Prepaid marketing incentives consist of fees paid to retailers for future benefits associated with the ongoing placement of the Company's vending equipment at those locations. These fees are amortized over the life of the contract, generally ranging from three to five years.

     Accrued liabilities consist of the following at December 31 (in thousands):

                                                              1996     1995
                                                              ----     ----

     Accrued compensation and related taxes................. $  789   $  570
     Accrued income and other taxes.........................    639      500
     Other accrued liabilities..............................    226      219
                                                             ------   ------
                                                             $1,654   $1,289
                                                             ======   ======

3.  LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 represents borrowings under the Company's bank credit agreement.

     The credit agreement provides for long-term borrowings of up to $18,000,000. Borrowings bear interest at the bank's prime rate (8.25% at December 31, 1996) or LIBOR plus 1.75% (7.4% at December 31, 1996), and the entire principal balance is due July 1, 2003. As of December 31, 1996, the Company had approximately $2,200,000 of funds available under the agreement. Borrowings under the agreement are secured by substantially all of the assets of the Company. The agreement provides, among other things, that the Company maintain certain debt coverage and other financial ratios, as defined in the agreement. The agreement also limits the payment of dividends and additional borrowings by the Company.


4.   LEASES

     The Company leases certain vehicles, warehouse and office facilities under
non-cancelable operating   leases which expire on various dates through 2001.

  Future minimum lease payments under non-cancelable operating leases with initial terms of one or more years for the years ending December 31 are as follows (in thousands):

     1997...........................    $1,019
     1998...........................       653
     1999...........................       332
     2000...........................        21
     2001...........................        16
                                        ------
     Total minimum lease payments...    $2,041
                                        ======

  Total lease expense for the years ended December 31, 1996, 1995 and 1994 was $1,284,000, $1,109,000, and $864,000, respectively.

                         GLACIER WATER SERVICES, INC.

5.  INCOME TAXES

  Significant components of the provision (benefit) for income taxes for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                           1996              1995              1994
                                                           ----              ----              ----
   Federal Income Taxes:
    Current...........................................   $ 1,418           $   934           $   835
    Deferred..........................................       (75)              460               507
                                                         -------           -------           -------
                                                           1,343             1,394             1,342
  State and Local Income Taxes and
   Other:
   Current............................................       117               189               147
   Deferred...........................................       (45)              222                89
                                                         -------           -------           -------
                                                              72               411               236
                                                         -------           -------           -------
       Total                                             $ 1,415           $ 1,805           $ 1,578
                                                         =======           =======           =======

 Deferred tax liabilities and assets result from the following at December 31 (in thousands):

                                                                       1996                 1995
                                                                       ----                 ----

Deferred tax liabilities:
 Property and equipment.......................................      $ 4,801              $ 4,431
 Other........................................................           --                   43
                                                                    -------              -------
Total deferred tax liabilities................................        4,801                4,474
                                                                    -------              -------

Deferred tax assets:
 Alternative minimum tax credit...............................       (1,183)              (1,091)
 Manufacturer's investment credit.............................         (492)                  --
 State deferred tax adjustment................................          (16)                (238)
 Accruals and reserves........................................         (131)                 (46)
                                                                    -------              -------
Total deferred tax assets.....................................       (1,822)              (1,375)
                                                                    -------              -------
Net deferred tax liabilities..................................      $ 2,979              $ 3,099
                                                                    =======              =======


 The Company's effective income tax rate differs from the federal statutory rate as follows:

                                                            1996             1995             1994
                                                         -------          -------          -------
Federal statutory rate................................      34.0%            34.0%            34.0%
State and local taxes, net of federal benefit.........       6.7%             6.0%             2.8%
Manufacturer's investment credit generated............     (10.7%)             --               --
                                                         -------          -------          -------
Effective rate........................................      30.0%            40.0%            36.8%
                                                         =======          =======          =======

  The Company is currently under examination by the Internal Revenue Service for the year ended December 31, 1992. Management does not anticipate that the results of such audit will have a material impact on the Company's financial statements.

                         GLACIER WATER SERVICES, INC.

6.  STOCKHOLDERS' EQUITY

  Preferred Stock

       The Company's Certificate of Incorporation authorizes the issuance of 100,000 shares of preferred stock, par value $.01 per share. The rights, preferences and privileges of the authorized shares (none of which have been issued) may be established by the Board of Directors without further action by the holders of the Company's common stock.

  Treasury Stock

       In December 1995, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock in the open market. During 1996, 170,500 shares were repurchased under this program. In December 1996, the Board of Directors authorized the additional purchase of up to 250,000 shares of the Company's common stock. As of December 31, 1996, the Company was authorized to repurchase 329,500 shares, approximately 10.3% of the Company's total shares outstanding.

  7.  STOCK OPTION PLANS

     The Company has two stock option plans, the 1992 Stock Option Plan, which was terminated in 1994, and the 1994 Stock Compensation Program. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. The following pro forma disclosures represent what the Company's net income and earnings per share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." (Statement No. 123).

                                                            1996     1995
                                                            ----     ----
Pro Forma Net Income (in thousands)                        $2,984   $2,568

Pro Forma EPS                                              $  .88   $  .75

     Because the method of accounting required under Statement No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The Company has reserved 275,000 shares of common stock under the 1994 Stock Compensation Program, as amended, for issuance under a stock option plan that provides for the issuance of incentive and non-qualified stock options to key employees, including directors and consultants. Incentive stock options are granted at no less than the fair market value on the date of the grant. Non-qualified options may be granted at prices determined by the Board of Directors, but at no less than 85% of the fair market value on the date of the grant. Options generally have a term of 10 years and become exercisable at a rate of 25% per annum. The Program also allows directors to receive stock options in lieu of their annual directors' fees. Options granted under this provision (Deferral Options) have a term of five years and become exercisable one year following the date of grant.

                          GLACIER WATER SERVICES, INC.

     The Company had reserved 360,000 shares of common stock under the 1992 Stock Option Plan for issuance under a stock option plan that provides for the issuance of incentive and non-qualified stock options to key employees, including directors and consultants. Incentive stock options are granted at
  no less than the fair market   value on the date of the grant.  Non-qualified
  options may be granted at prices determined by the Board of Directors,   but
  at no less than 85% of the fair market value on the date of the grant.
  Options become exercisable at a rate of 25% per annum. The 1992 Stock Compensation Plan was terminated in 1994 with a balance of 42,250 shares of common stock available for grant which were transferred to the 1994 Stock Compensation Program.

     A summary of the status of the Company's two stock option plans at December 31, 1996 and activity during the year then ended follows:

                                                                                  Wtd. Avg.
                                                                                  Exercise
                                                          Shares                    Price
                                                         ---------                --------

     Balance at December 31, 1995.....................    305,354                   $15.08
     Granted..........................................     76,300                   $19.45
     Exercised........................................    (11,250)                  $ 9.88
     Canceled.........................................    (25,750)                  $19.63
                                                         --------                   ------
     Balance at December 31, 1996.....................    344,654                   $15.88
     Exercisable at December 31, 1996.................    153,604                   $13.76

     Weighted average fair value of options granted...      $8.57

     The 136,750 shares under the 1992 plan outstanding at December 31, 1996 have exercise prices between $8.25 and $13.63, with a weighted average exercise price of $11.39 and a weighted average remaining contractual life of 6.4 years. 98,500 of these options are exercisable; their weighted average exercise price is $11.08.

     The 207,904 shares under the 1994 plan outstanding at December 31, 1996 have exercise prices between $15.25 and $19.88, with a weighted average exercise price of $18.82 and a weighted average remaining contractual life of
  7.5 years. 55,104 of these options are exercisable; their weighted average exercise price is $18.55.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 7.2% and 5.8%; no expected dividend yield; expected lives of 7 years for regular options and 5 years for Deferral Options in both years; expected volatility of 30% in both years.

  8.  SIGNIFICANT CUSTOMERS

     The following table sets forth the percentage of the Company's total revenues that were derived from major customers for the years ended December 31, 1996, 1995 and 1994:

                                       1996       1995       1994
                                       ----       ----       ----
Company A                              10.2%      5.8%        --
Company B                               9.0%      9.8%      13.3%

                         GLACIER WATER SERVICES, INC.

9.   SUBSEQUENT EVENT (UNAUDITED)

     On March 28, 1997, the Company acquired substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly-owned subsidiary of McKesson Corporation, for $9.0 million. The transaction was accounted for under the purchase method of accounting, resulting in the valuation of the purchased assets at fair market value, with no resulting goodwill. In March 1997, the Company's bank line of credit was amended to provide for borrowings of up to $35 million. The asset purchase was funded with additional borrowing on this line of credit.

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                                   -------------   --------------   -------------   --------------
                                          (in thousands, except shares and per share amounts)

Year Ended December 31, 1996:
     Net revenues                     $   10,015       $   12,036      $   13,709       $   10,331
     Income from operations                  794            1,516           2,295              896
     Net income                              360              799           1,556              588
     Earnings per share                      .11              .24             .46              .18

     Weighted average shares           3,406,797        3,389,589       3,398,650        3,327,953

Year Ended December 31, 1995:
     Net revenues                     $    9,193       $   10,470      $   13,193       $    9,553
     Income from operations                  925            1,309           2,264              739
     Net income                              472              661           1,233              343
     Earnings per share                      .14              .20             .36              .10

     Weighted average shares           3,419,851        3,385,400       3,397,746        3,405,572


                               INDEX TO EXHIBITS
Exhibit
No.
-------
 3.1      Certificate of Incorporation of Registrant (i.)
 3.2      Bylaws of Registrant (i.)
 4.1      Specimen Stock Certificate of Registrant (i.)
10.1      Amended and Restated 1992 Stock Incentive Plan (ii.)
10.2      Vending Machine Agreement between the Vons Companies, Inc. and BWVI (i.)
10.3      Location Agreement between Food 4 Less Supermarkets, Inc. and Services, Inc. (vii.)
10.4      Location Agreement between Ralph's Grocery Company, Cala Co., and Services, Inc.
10.5      Form of Indemnification Agreement with Officers and Director (i.)
10.6      Lease Agreement between Enterprise Leasing and GW Services, Inc. (iii.)
10.7      Lease Agreement between Robert N. and Jean K. Rindt and Glacier Water Services Inc.
            relating to the Carlsbad, CA facility (iv.)
10.8      1994 Stock Compensation Plan (v.)
10.8.1    Amendment No. 1 to 1994 Stock Compensation Plan (vi.)
10.8.2    Amendment No. 2 to 1994 Stock Compensation Plan
10.9      Asset Purchase Agreement by and between Glacier Water Services, Inc.
          and McKesson Corp. and McKesson Water Products Company
10.10     Credit Agreement between Tokai Bank of California and Glacier Water
          Services, Inc. and GW Services, Inc. (vi.)
10.10.1   Modification of Note and Credit Agreement between Tokai Bank of
          California and Glacier Water Services, Inc. and GW Services, Inc.
          effective February 6, 1996 (viii.)
10.10.2   Modification of Note and Credit Agreement between Tokai Bank of
          California and Glacier Water Services, Inc. and GW Services, Inc.
          effective June 20, 1996
10.10.3   Modification of Note and Credit Agreement between Tokai Bank of
          California and Glacier Water Services, Inc. and GW Services, Inc.
          effective March 28, 1997
10.10.4   Amendment to Guarantee
21.1      Subsidiaries of the Registrant
23.1      Consent of Arthur Andersen LLP Independent Public Accountants

--------------------
(i.)      Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-45360)
          amendments thereto.
(ii.)     Incorporated by reference to the Company's Registration Statement on Form S-8 (File Number 33-61942)
          filed April 30, 1993.
(iii.     Incorporated by reference to the Company's Annual Report on Form 10-K and amendments thereto dated March 11, 1994 for the year ended December 31, 1993.
(iv.)     Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended
          March 31, 1994.
(v.)      Incorporated by reference to the Company's Registration Statement on Form S-8 (File Number 33-80016)
          filed June 8, 1994.
(vi.)     Incorporated by reference to the Company's Annual Report on Form 10-K dated March 15, 1995.
(vii.)    Incorporated by reference to the Company's proxy statement from the 1995 Annual Meeting of Stockholders filed May 1, 1995.
(viii.)   Incorporated by reference to the Company's Annual Report on Form 10-K dated March 15, 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLACIER WATER SERVICES, INC.


                              By  /s/Jerry A. Gordon
                                 --------------------------------------------
                                 Jerry A. Gordon
                                 President and Chief Operating Officer

                              By  /s/Brenda K. Foster
                                 ---------------------------------------------
                                 Brenda K. Foster
                                 Vice President, Controller
Date:  March 31, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1997.

Signature                                Title
---------                                -----

Principal Executive Officer:


/s/Jerry A. Gordon                       President, Chief Operating Officer
----------------------------
Jerry A. Gordon


/s/Jerry R. Welch                        Chairman of the Board, Chief Executive
----------------------------
Jerry R. Welch                               Officer and Director


/s/Timothy G. Clark                      Director
----------------------------
Timothy G. Clark


/s/Peter B. Foreman                      Director
----------------------------
Peter B. Foreman


/s/Richard A. Kayne                      Director
---------------------------
Richard A. Kayne


/s/Robert V. Sinnott                     Director
----------------------------
Robert V. Sinnott


/s/Brenda K. Foster                      Vice President, Controller
---------------------------
Brenda K. Foster