Form 10-Q
period 1997-04-04
GLACIER WATER SERVICES INC
filed 1997-05-16
CIK 883505

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-Q



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  April 4, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ______________to ____________

         Commission FILE NUMBER: 1-11012

                             GLACIER WATER SERVICES, INC.
                          ----------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                           33-0493559
    -------------------------------------------------------------------------
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)            Identification No.)

      2261 Cosmos Court, Carlsbad, California                 92009
    -------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)

                                   (760)  930-2420
              ----------------------------------------------------
                 (Registrant's telephone number, including area code)

                     Former Fiscal Year End: December 31
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        if changed since Last Report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES /X/   NO / /

    Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 3,210,325 shares of common stock, $.01 par value, outstanding at April 30, 1997.

                            PART 1 - FINANCIAL INFORMATION
                            ITEM 1 - FINANCIAL STATEMENTS

                             GLACIER WATER SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)



                                                                                APRIL 4,       DECEMBER 31,
                                                                                 1997             1996*
                                                                               -----------     -------------
 ASSETS                                                                       (unaudited)
 Current assets:
      Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      11      $      11
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .            320            311
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,244          2,946
      Prepaid commissions and other. . . . . . . . . . . . . . . . . . . .          1,390          1,084
                                                                                 ---------      ---------
           Total current assets. . . . . . . . . . . . . . . . . . . . . .          3,965          4,352

 Property and equipment, net of accumulated depreciation . . . . . . . . .         47,298         36,754
 Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,507          4,961
                                                                                 ---------      ---------
 Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  57,770      $  46,067
                                                                                 ---------      ---------
                                                                                 ---------      ---------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .      $     806      $     640
      Accrued commissions. . . . . . . . . . . . . . . . . . . . . . . . .          1,421            988
      Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          1,725          1,654
                                                                                 ---------      ---------
           Total current liabilities . . . . . . . . . . . . . . . . . . .          3,952          3,282

 Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,958         15,820
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .          2,979          2,979

 Stockholders' equity:
     Preferred stock, $.01 par value;
          100,000 shares authorized,
          no shares issued or outstanding. . . . . . . . . . . . . . . . .              -              -

     Common stock, $.01 par value;
          10,000,000 shares authorized, 3,209,075 and
          3,208,575 shares issued and outstanding, respectively. . . . . .             34             34
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .         15,290         15,284
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,120         12,231
 Treasury stock; 170,500 shares, at cost . . . . . . . . . . . . . . . . .         (3,563)        (3,563)
                                                                                 ---------      ---------

     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .         23,881         23,986
                                                                                 ---------      ---------

 Total liabilities and stockholders' equity. . . . . . . . . . . . . . . .      $  57,770      $  46,067
                                                                                 ---------      ---------
                                                                                 ---------      ---------


    * Amounts derived from audited information

                                See accompanying notes

                             GLACIER WATER SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except shares and per share data)
                                     (unaudited)



                                                                                    THREE MONTHS ENDED
                                                                                  APRIL 4,      MARCH 31,
                                                                                    1997          1996
                                                                                 ---------      ---------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  11,176      $  10,015

Operating costs and expenses:
    Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          7,075          6,301
    Selling, general and administrative expenses . . . . . . . . . . . . .          1,613          1,286
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .          1,880          1,634
    Non-recurring charges. . . . . . . . . . . . . . . . . . . . . . . . .            471             --
                                                                                 ---------      ---------
         Total operating costs and expenses. . . . . . . . . . . . . . . .         11,039          9,221
                                                                                 ---------      ---------

Income from operations . . . . . . . . . . . . . . . . . . . . . . . . . .            137            794

Interest expense (net) and other . . . . . . . . . . . . . . . . . . . . .            314            195
                                                                                 ---------      ---------

Income (loss) before income taxes. . . . . . . . . . . . . . . . . . . . .           (177)           599
Income tax provision (benefit) . . . . . . . . . . . . . . . . . . . . . .            (66)           239
                                                                                 ---------      ---------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    (111)     $     360
                                                                                 ---------      ---------
                                                                                 ---------      ---------

Net income (loss) per common and common equivalent share . . . . . . . . .      $    (.03)     $     .11
                                                                                 ---------      ---------
                                                                                 ---------      ---------

Weighted average common and
    common equivalent shares outstanding . . . . . . . . . . . . . . . . .      3,316,391      3,406,797
                                                                                 ---------      ---------
                                                                                 ---------      ---------




                                See accompanying notes

                             GLACIER WATER SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)



                                                                                                  THREE MONTHS ENDED
                                                                                                 APRIL 4,     MARCH 31,
                                                                                                  1997          1996
                                                                                                ---------    ----------
Cash flows from operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (111)    $      360
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,880          1,634
       Loss on disposal of assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       216             --
     Change in operating assets and liabilities:
       Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9)           280
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (380)          (194)
       Prepaid commissions and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (51)          (152)
       Payments for prepaid marketing incentives . . . . . . . . . . . . . . . . . . . . . . .      (635)            (9)
       Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14           (227)
       Accounts payable, accrued commissions and other accrued liabilities . . . . . . . . . .       517            (53)
                                                                                                 --------     ----------
         Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . .     1,441          1,639
                                                                                                 --------     ----------
Cash flows from investing activities:
     Purchase of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (69)          (223)
     Net investment in vending equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,161)        (1,413)
     Purchase of Aqua-Vend . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (9,355)            --
                                                                                                 --------     ----------
         Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . .   (12,585)        (1,636)
                                                                                                 --------     ----------
Cash flows from financing activities:
     Proceeds from long-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,717          3,432
     Principal payments on long-term borrowings. . . . . . . . . . . . . . . . . . . . . . . .    (3,579)        (3,273)
     Proceeds from issuance of stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6              7
     Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (186)
                                                                                                 --------     ----------
         Net cash provided by (used in) financing activities . . . . . . . . . . . . . . . . .    11,144            (20)
                                                                                                 --------     ----------
Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            (17)
Cash, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11             29
                                                                                                 --------     ----------
Cash, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     11     $       12
                                                                                                 --------     ----------
                                                                                                 --------     ----------

Supplemental disclosure of cash flow information:
    Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    406     $      277
                                                                                                 --------     ----------
                                                                                                 --------     ----------
    Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     69     $       10
                                                                                                 --------     ----------
                                                                                                 --------     ----------









                                See accompanying notes

                             GLACIER WATER SERVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    April 4, 1997
                                     (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CHANGE IN FISCAL YEAR

    Beginning in fiscal year 1997, the company prospectively changed its financial reporting year from a fiscal year of twelve calendar months ending December 31 to a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The period from December 31, 1996 to January 3, 1997 has not been reported separately, as it is not significant to the quarter. As a result of the change, the first quarter of fiscal 1997 has 94 days, compared to the calendar quarter of 92 days in 1996.

     BASIS OF PRESENTATION

    In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three-month periods ending April 4, 1997 and March 31, 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended April 4, 1997 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform to the current presentation.

2.  ACQUISITION

    On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly-owned subsidiary of McKesson Corporation, for $9.0 million in cash plus certain direct costs, including sales tax on assets purchased. The transaction was accounted for under the purchase method, and the purchase price and related direct costs were allocated based on the estimated fair values of assets acquired and liabilities assumed, as follows (in thousands):

              Inventories                                 $  208
              Prepaid expenses                               255
              Vending equipment                            7,565
              Other fixed assets                             145
              Prepaid marketing incentives                 1,225
              Other non-current assets                       110
              Sales tax liability                           (153)
                                                            -----
                                                          $9,355
                                                           ------
                                                           ------

                             GLACIER WATER SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                    April 4, 1997
                                     (unaudited)


    The unaudited consolidated pro forma results of operations for the three months ended April 4, 1997 and March 31, 1996 assume that the transaction occurred as of the beginning of the respective periods (in thousands, except per share amounts):

                                                   April 4,      March 31,
                                                     1997          1996
                                                   ----------    -----------
         Net revenues                               $14,334        $14,044
         Income (loss) from operations                 (609)            78
         Net loss                                      (691)          (104)
         Net loss per common share                    ($.21)         ($.03)


3.  INVENTORIES

    Inventories consist of raw materials, repair and spare parts and vending machines in process of assembly, and are stated at the lower of cost (moving weighted average) or market. Costs associated with the assembly of vending machines are accumulated until machines are completed, at which time the costs are transferred to property and equipment.

    At April 4, 1997 and December 31, 1996, inventories consist primarily of raw materials and repair and spare parts.

4.  SUPPLEMENTARY BALANCE SHEET INFORMATION

    Included in Prepaid commissions and other are commission payments made to certain retailers based on a percentage of estimated quarterly vending machine revenues, as well as other prepaid expenses incurred in the normal course of business. Prepaid commissions were $473,000 and $490,000 at April 4, 1997 and December 31, 1996, respectively.

    Included in Other assets are prepaid marketing incentives which represent payments made to the Company's customers for the placement of the Company's machines at retail locations. Prepaid marketing incentives, net of accumulated amortization were $6,072,000 (including purchased trade payments of $1,225,000) and $4,606,000 at April 4, 1997 and December 31, 1996, respectively.

5.  NET INCOME PER SHARE

    Net income per share of common stock is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

    In March, 1997, the Financial Accounting Standards Board adopted Statement No. 128 "Earnings Per Share" ("Statement No. 128"), which is effective for periods ending after December 15, 1997. Pro forma net income (loss) per share for the quarters ended April 4, 1997 and March 31, 1996, computed pursuant to Statement No. 128 would be ($.03) and $.11, respectively.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

Effective January 1, 1997, the Company prospectively changed its fiscal year from twelve calendar months ending December 31 to a 52- or 53-week fiscal year ending on the Friday closest to December 31. As a result of this change, the Company's 1997 fiscal quarters will each contain 13 calendar weeks.

On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly-owned subsidiary of McKesson Corporation. The assets purchased include approximately 3,000 water vending machines. In connection with the acquisition, the Company has developed a detailed integration plan which includes the removal of approximately 800 Aqua-Vend machines from service, the upgrading and modification of the majority of the remaining Aqua-Vend machines and the rationalization and relocation of Aqua-Vend machines within Glacier's network of machines. The revenues and operating costs associated with these machines from March 29, 1997 to April 4, 1997 are not material and are included in the Company's results of operations for the quarter.

In addition to the purchase of the Aqua-Vend machines, the Company expanded its own operations in the first quarter of 1997, installing a net of 262 machines to finish the quarter with approximately 12,400 machines in operation, compared to 8,703 at March 31, 1996. Included in the total at April 4, 1997 are 240 of the Company's indoor machines, compared with 23 at March 31, 1996.

REVENUES

Revenues for the quarter ended April 4, 1997 increased 11.6% to $11,176,000, compared to $10,015,000 in the first quarter of 1996. The increase is primarily the result of the increased number of machines in operation throughout the quarter.

COSTS AND EXPENSES

Operating expenses for the first quarter of 1997 were $7,075,000, or 63.3% of revenues, compared with $6,288,000 or 62.8% of revenues in the same period in 1996. The slight increase as a percentage of revenues is primarily due to higher service costs associated with the expansion of the Company's indoor machine operation into the Midwest region of the country.

Selling, general and administrative ("SG&A") expenses in the first quarter of 1997 increased to $1,613,000, or 14.4% of revenues compared with $1,298,000, or 13.0% of revenues in the same period in 1996. The increase in SG&A as a percentage of revenues is primarily due to an increase in activities supporting and promoting the indoor machine operation.

The non-recurring charges of $471,000 represent costs to be incurred to close certain Glacier locations and write off obsolete assets pursuant to the Company's plan to integrate Aqua-Vend's operations with its own. In addition to the first quarter charges, the Company expects to incur an additional $3.0 million in expenses during the remaining three quarters of fiscal 1997. These costs include approximately $1.7 million to upgrade the Aqua-Vend machines to Glacier's servicing and operability standards, approximately $1.0 million to rationalize and relocate equipment between Aqua-Vend and

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITIONS AND RESULTS OF OPERATIONS


Glacier locations and approximately $300,000 to change the signage on Aqua-Vend machines to that used by Glacier. It is anticipated that these expenses will be incurred methodically over the next three quarters and that they will be grouped together and separately classified in the Statement of Operations for financial reporting purposes.

Depreciation and amortization expense was $1,880,000, for the quarter ended April 4, 1997, compared to $1,634,000 in the prior year. The increase is a result of the installation of approximately 700 new Glacier machines since March 31, 1996.

Interest expense for the quarter increased to $314,000, from $195,000 in the same period last year. Borrowings throughout the year were used to finance the Company's investment in new machines.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources are cash flows from operations and funds available under the Company's bank credit agreement. The credit agreement provides for borrowings of up to $35 million, and requires monthly interest payments at the bank's prime rate (8.5% per annum at April 4, 1997) or LIBOR plus 1.75%. The credit agreement provides for a two-year interest-only revolving period which converts to a five-year term note due and payable July 1, 2003. The agreement is collateralized by substantially all assets of the Company and requires, among other things, that the Company maintain certain debt coverage and other financial ratios.

For the quarter ended April 4, 1997, net cash provided by operations was approximately $1.4 million. The Company made capital investments in vending machines and other equipment of approximately $3.2 million and invested approximately $9.4 million in the purchase of Aqua-Vend. As of April 4, 1997, the Company had working capital of approximately $13,000. Approximately
$27.0 million of borrowings were outstanding and $8.0 million was available under the credit agreement.

The purchase price of the Aqua-Vend assets was funded by additional borrowings under the Company's credit agreement. The Company believes its cash flow generated from operations and borrowings available under its credit agreement will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending equipment and costs incurred pursuant to its integration plan, for at least the next twelve months.

STATEMENTS IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, TRADE RELATIONS, DEPENDENCE ON CERTAIN LOCATIONS AND COMPETITION. FURTHER INFORMATION ON POTENTIAL FACTORS WHICH COULD AFFECT THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY ARE INCLUDED IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.

                             PART II - OTHER INFORMATION


ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

         a.   EXHIBITS

              None.

         b.   REPORTS ON FORM 8-K

              The Company filed a Report on From 8-K on April 11, 1997, in conjunction with its purchase of the Aqua-Vend division from McKesson Water Products Company.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GLACIER WATER SERVICES, INC.


Date:  April 16, 1997                  By:/s/Jerry A. Gordon
       ---------------                     ------------------------------
                                          Jerry A. Gordon
                                          President and Chief Operating Officer



Date:  April 16, 1997                  By: /s/Brenda K. Foster
       ---------------                     ------------------------------
                                          Brenda K. Foster
                                          Vice President, Controller