Form 10-Q
period 1997-07-04
GLACIER WATER SERVICES INC
filed 1997-08-15
CIK 883505

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:  July 4, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from               to
                                         -------------    -------------

     Commission FILE NUMBER: 1-11012

                           GLACIER WATER SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               33-0493559
    -------------------------------------------------------------------
      (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)              Identification No.)


2261 Cosmos Court, Carlsbad, California                92009
-----------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                                 (760)  930-2420
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

     Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 3,226,075 shares of common stock, $.01 par value, outstanding at July 31, 1997.

                           PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS

                            GLACIER WATER SERVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share data)

                                                          JULY 4,   DECEMBER 31,
                                                           1997        1996*
                                                        ----------- ------------
 ASSETS                                                 (unaudited)
 Current assets:
      Cash . . . . . . . . . . . . . . . . . . .        $     10     $     11
      Accounts receivable. . . . . . . . . . . .             183          311
      Inventories. . . . . . . . . . . . . . . .           2,153        2,946
      Prepaid commissions and other. . . . . . .           1,379        1,084
                                                        --------     --------
           Total current assets. . . . . . . . .           3,725        4,352

 Property and equipment, net of
  accumulated depreciation . . . . . . . . . . .          48,128       36,754
 Other assets. . . . . . . . . . . . . . . . . .           6,698        4,961
                                                        --------     --------
 Total assets. . . . . . . . . . . . . . . . . .        $ 58,551     $ 46,067
                                                        --------     --------
                                                        --------     --------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable . . . . . . . . . . . . .        $  1,026     $    640
      Accrued commissions. . . . . . . . . . . .           2,061          988
      Accrued liabilities. . . . . . . . . . . .           1,822        1,654
                                                        --------     --------
           Total current liabilities . . . . . .           4,909        3,282

 Long-term debt. . . . . . . . . . . . . . . . .          26,241       15,820
 Deferred income taxes . . . . . . . . . . . . .           2,979        2,979

 Stockholders' equity:
     Preferred stock, $.01 par value;
          100,000 shares authorized,
          no shares issued or outstanding                     --           --


     Common stock, $.01 par value;
          10,000,000 shares authorized, 3,223,825 and
          3,208,575 shares issued and outstanding,
          respectively . . . . . . . . . . . . .              34           34
 Additional paid-in capital. . . . . . . . . . .          15,433       15,284
 Retained earnings . . . . . . . . . . . . . . .          12,518       12,231
 Treasury stock; 170,500 shares, at cost . . . .          (3,563)      (3,563)
                                                        --------     --------

     Total stockholders' equity. . . . . . . . .          24,422       23,986
                                                        --------     --------

 Total liabilities and stockholders' equity . . .       $ 58,551     $ 46,067
                                                        --------     --------
                                                        --------     --------

 * Amounts derived from audited information

                                         See accompanying notes

                                     GLACIER WATER SERVICES, INC.
                                   CONSOLIDATED STATEMENTS OF INCOME
                            (in thousands, except shares and per share data)
                                              (unaudited)



                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         JULY 4,     JUNE 30,     JULY 4,        JUNE 30,
                                                                          1997        1996         1997           1996
                                                                        ---------  ----------   ----------     ----------
  Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 16,038   $  12,036    $  27,214      $  22,051

  Operating costs and expenses:
         Operating expenses. . . . . . . . . . . . . . . . . . . . .       9,834       7,406       16,909         13,695
         Selling, general and administrative expenses. . . . . . . .       1,856       1,461        3,469          2,759
         Depreciation and amortization . . . . . . . . . . . . . . .       2,318       1,653        4,198          3,287
         Non-recurring acquisition charges . . . . . . . . . . . . .         870          --        1,341             --
                                                                        --------   ---------    ---------      ---------
             Total operating costs and expenses. . . . . . . . . . .      14,878      10,520       25,917         19,741
                                                                        --------   ---------    ---------      ---------
  Income from operations . . . . . . . . . . . . . . . . . . . . . .       1,160       1,516        1,297          2,310

  Interest expense (net) and other . . . . . . . . . . . . . . . . .         524         184          838            379
                                                                        --------   ---------    ---------      ---------

  Income before provision for income taxes . . . . . . . . . . . . .         636       1,332          459          1,931
  Provision for income taxes . . . . . . . . . . . . . . . . . . . .         238         533          172            772
                                                                        --------   ---------    ---------      ---------

  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    398   $     799    $     287      $   1,159
                                                                        --------   ---------    ---------      ---------
                                                                        --------   ---------    ---------      ---------

  Net income per common and
         common equivalent share . . . . . . . . . . . . . . . . . .    $    .12   $     .24    $     .09      $     .34
                                                                        --------   ---------    ---------      ---------
                                                                        --------   ---------    ---------      ---------

  Weighted average common and
         common equivalent shares outstanding. . . . . . . . . . . .   3,310,010   3,389,589    3,313,719      3,396,029
                                                                       ---------   ---------    ---------      ---------
                                                                       ---------   ---------    ---------      ---------



                                              See accompanying notes

                                    GLACIER WATER SERVICES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                             (unaudited)


                                                           SIX MONTHS ENDED
                                                          JULY 4,    JUNE 30,
                                                           1997       1996
                                                         -------    ---------
Cash flows from operating activities:
     Net income (loss). . . . . . . . . . . . . . . . .  $  287     $ 1,159
     Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
          Depreciation and amortization . . . . . . . .   4,198       3,287
          Loss on disposal of assets. . . . . . . . . .     231          --
     Change in operating assets and liabilities:
          Accounts receivable . . . . . . . . . . . . .      (1)        337
          Inventories . . . . . . . . . . . . . . . . .    (285)       (337)
          Prepaid commissions and other . . . . . . . .     (39)       (471)
          Payments for prepaid marketing incentives . .  (1,198)       (276)
          Other assets. . . . . . . . . . . . . . . . .     (36)       (214)
          Accounts payable, accrued commissions and
          other accrued liabilities . . . . . . . . . .   1,220         937
                                                         ------     -------
            Net cash provided by operating activities .   4,377       4,422
                                                         ------     -------
Cash flows from investing activities:
     Purchase of property and equipment . . . . . . . .    (119)       (353)
     Net investment in vending equipment. . . . . . . .  (5,728)     (2,815)
     Purchase of Aqua-Vend. . . . . . . . . . . . . . .  (9,355)         --
                                                         ------     -------
            Net cash used in investing activities . . . (15,202)     (3,168)
                                                         ------     -------
Cash flows from financing activities:
     Proceeds from long-term borrowings . . . . . . . .  19,980       7,605
     Principal payments on long-term borrowings . . . .  (9,304)     (8,515)
     Proceeds from issuance of stock. . . . . . . . . .     148          10
     Purchase of treasury stock . . . . . . . . . . . .      --        (371)
                                                         ------     -------
            Net cash used in financing activities . . .  10,824      (1,271)
                                                         ------     -------
Net decrease in cash. . . . . . . . . . . . . . . . . .      (1)        (17)
Cash, beginning of period . . . . . . . . . . . . . . .      11          29
                                                         ------     -------
Cash, end of period . . . . . . . . . . . . . . . . . .  $   10     $    12
                                                         ------     -------
                                                         ------     -------

Supplemental disclosure of cash flow information:
     Interest paid. . . . . . . . . . . . . . . . . . .  $  937     $   400
                                                         ------     -------
                                                         ------     -------
     Income taxes paid. . . . . . . . . . . . . . . . .  $  353     $   246
                                                         ------     -------
                                                         ------     -------


                                 See accompanying notes

                          GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 4, 1997
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CHANGE IN FISCAL YEAR

      Beginning in fiscal year 1997, the company prospectively changed its financial reporting year from a fiscal year of twelve calendar months ending December 31 to a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. The period from December 31, 1996 to January 3, 1997 is not significant to the Company's six-month operations, and has not been reported separately.

    BASIS OF PRESENTATION

      In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three- and six-month periods ending July 4, 1997 and June 30, 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended July 4, 1997 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

               Inventories                              $  208
               Prepaid expenses                            255
               Vending equipment                         7,565
               Other fixed assets                          145
               Prepaid marketing incentives              1,225
               Other non-current assets                    110
               Sales tax liability                        (153)
                                                        ------
                                                        $9,355
                                                        ------
                                                        ------

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 July 4, 1997
                                 (unaudited)


      The unaudited consolidated pro forma results of operations for the six months ended July 4, 1997 and June 30, 1996 presented below assume that the transaction occurred as of the beginning of the respective periods (in thousands, except per share amounts):

                                                        July 4,       June 30,
                                                         1997          1996
                                                      ----------    ----------
               Net revenues                            $30,371       $30,290
               Income from operations                      317         1,532
               Net income (loss)                          (529)          543
               Net income (loss) per common share        ($.16)         $.16



3.  INVENTORIES

      Inventories consist of raw materials, repair and spare parts and vending machines in process of assembly, and are stated at the lower of cost (moving weighted average) or market. Costs associated with the assembly of vending machines are accumulated until machines are completed, at which time the costs are transferred to property and equipment.

      At July 4, 1997 and December 31, 1996, inventories consist primarily of raw materials and repair and spare parts.

4.  SUPPLEMENTARY BALANCE SHEET INFORMATION

      Included in Prepaid commissions and other are commission payments made to certain retailers based on a percentage of estimated quarterly vending machine revenues, as well as other prepaid expenses incurred in the normal course of business. Prepaid commissions were $726,000 and $490,000 at July 4, 1997 and December 31, 1996, respectively.

      Included in Other assets are prepaid marketing incentives which represent payments made to the Company's customers for the placement of the Company's machines at retail locations. Prepaid marketing incentives, net of accumulated amortization were $6,100,000 and $4,606,000 at July 4, 1997 and December 31, 1996, respectively.

5.  NET INCOME PER SHARE

      Net income per share of common stock is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

      In March, 1997, the Financial Accounting Standards Board adopted Statement No. 128 "Earnings Per Share" ("Statement No. 128"), which is effective for periods ending after December 15, 1997. Pro forma net income per share computed pursuant to Statement No. 128 would be $.12 and $.09, for the three- and six-month periods ended July 4, 1997, respectively, and $.24 and $.34 for the three- and six-month periods ended June 30, 1996.

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

On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly-owned subsidiary of McKesson Corporation. The assets purchased include approximately 3,000 water vending machines. In connection with the acquisition, the Company has developed a detailed integration plan which includes the removal of approximately 800 Aqua-Vend machines from service, the upgrading and modification of the majority of the remaining Aqua-Vend machines and the rationalization and relocation of Aqua-Vend machines within Glacier's network of machines. The revenues and operating costs associated with these machines from March 29, 1997 are included in the Company's results of operations.

During the second quarter, the Company focused its efforts on the integration of the Aqua-Vend machines, removing approximately 300 machines. In addition, the Company installed 26 new outside machines and 138 in-store machines, to finish the quarter with 12,305 machines in operation, compared with 8,809 at June 30, 1996. Included in the total at July 4, 1997 are 378 of the Company's in-store machines, compared with 32 at June 30, 1996.

REVENUES

Revenues for the quarter ended July 4, 1997 increased 33.3% to $16,038,000, from $12,036,000 in the second quarter of 1996. Revenues for the first six months of 1997 increased 23.4% to $27,214,000, from $22,051,000 in the same period last year. The increase is primarily the result of the increased number of machines in operation throughout the quarter and six-month periods.

COSTS AND EXPENSES

Operating expenses for the quarter increased to $9,834,000, or 61.3% of revenues, compared to $7,406,000, or 61.5% of revenues in the second quarter of 1996. Operating expenses for the six months increased to $16,909,000, or 62.1% of revenues, compared to $13,695,000, or 62.1% of revenues in 1996. The total dollar increase is due to the additional commissions and service costs associated with the additional machines in 1997. These costs have remained relatively consistent as a percentage of sales as the Company continues to leverage its efficiencies in servicing outside machines while expanding its in-store operations.

Selling, general and administrative ("SG&A") expenses for the quarter increased to $1,856,000, or 11.6% of revenues, compared to $1,461,000, or 12.1% of revenues in the second quarter of 1996. SG&A expenses for the six months increased to $3,469,000, or 12.7% of revenues, compared to $2,759,000, or 12.5% of revenues in 1996. The increase in total dollars is due to an increase in the Company's activities supporting and promoting the in-store machine program, as well as additional administrative expenses incurred as a result of the Aqua-Vend acquisition. SG&A expenses have remained relatively consistent as a percentage of sales due to continued cost control efforts by the Company.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITIONS AND RESULTS OF OPERATIONS  - (Continued)

The non-recurring acquisition charges of $870,000 and $1,341,000 for the quarter and six-months ended July 4, 1997 represent costs incurred pursuant to the Company's plan to integrate Aqua-Vend's operations with its own. The Company expects to incur a total of approximately $3.5 million in non-recurring expenses related to the integration. These costs include approximately $500,000 to close certain Glacier locations and write-off obsolete assets, approximately $1.7 million to upgrade the Aqua-Vend machines to Glacier's servicing and operability standards, approximately $1.0 million to rationalize and relocate equipment between Aqua-Vend and Glacier locations and approximately $300,000 to change the signage on Aqua-Vend machines to that used by Glacier. The Company anticipates that the integration will be completed and the remainder of the costs will be incurred by the end of the third quarter. The expenses incurred to date have been grouped together and separately classified in the Statements of Income for financial reporting purposes.

Depreciation and amortization expense for the quarter increased to $2,318,000, compared to $1,653,000 in the second quarter of 1996.
Depreciation and amortization expense for the six months increased to $4,198,000, compared to $3,287,000 in the prior year. The increases are the result of the net installation of approximately 780 new Glacier machines and the addition of approximately 2,700 Aqua-Vend machines since June 30, 1996.

Interest expense for the quarter increased to $524,000, compared to $184,000
in the quarter of 1996.   Interest expense for the six months increased to
$838,000 compared to $379,000 in the prior year. The increases are due to the higher outstanding balances on the bank line of credit throughout 1997. Borrowings throughout the year were used to finance the Company's investment in new machines, and to finance the acquisition of Aqua-Vend.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources are cash flows from operations and funds available under the Company's bank credit agreement. The credit agreement provides for borrowings of up to $35 million, and requires monthly interest payments at the bank's prime rate (8.5% per annum at July 4, 1997) or LIBOR plus 1.75%. The credit agreement provides for a two-year interest-only revolving period which converts to a five-year term note due and payable July 1, 2003. The agreement is collateralized by substantially all assets of the Company and requires, among other things, that the Company maintain certain debt coverage and other financial ratios.

For the six months ended July 4, 1997, net cash provided by operations was approximately $4.4 million, the Company made capital investments in vending machines and other equipment of approximately $5.8 million, and invested approximately $9.4 million in the purchase of Aqua-Vend. As of July 4, 1997, the Company had a deficit in working capital of $1.2 million. Because the Company does not have significant trade accounts receivable and product inventories, working capital will vary from time to time depending on the timing of payables.

Approximately $26.2 million of borrowings were outstanding and $8.8 million was available under the credit agreement. The purchase price of the Aqua-Vend assets was funded by additional borrowings under the Company's credit agreement. The Company believes its cash flow generated from operations and borrowings available under its credit agreement will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending equipment and costs incurred pursuant to its integration plan, for at least the next twelve months.

STATEMENTS IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)

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

                      PART II - OTHER INFORMATION


ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

           a.  EXHIBITS

               None.

           b.  REPORTS ON FORM 8-K

               The Company filed the following Reports on Form 8-K during the quarterly period ending July 4, 1997:

               1.1 Report on Form 8-K filed on May 19, 1997, in connection with the Company's determination to change its fiscal year to the fifty-two or fifty-three week period ending on the Friday closest to December 31.

               1.2 Report on Form 8-K/A filed on June 1, 1997, in conjunction with the Company's purchase of the Aqua-Vend division from McKesson Water Products Company.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    GLACIER WATER SERVICES, INC.


Date:  August 15, 1997              By: /s/ Jerry A. Gordon
                                       --------------------------------------
                                        Jerry A. Gordon
                                        President and Chief Operating Officer


Date:  August 15, 1997              By: /s/ Brenda K. Foster
                                       --------------------------------------
                                        Brenda K. Foster
                                        Vice President, Controller