Form 10-Q
period 1997-10-05
GLACIER WATER SERVICES INC
filed 1997-11-13
CIK 883505

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                      FORM 10-Q



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended:  October 5, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________________to______________

         Commission FILE NUMBER: 1-11012
                                 -------

                             GLACIER WATER SERVICES, INC.
                             ----------------------------
                  (Exact name of registrant as specified in its charter)

         Delaware                                              33-0493559
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

2261 Cosmos Court, Carlsbad, California                           92009
-------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

                                  (760)  930-2420
                                  ---------------
               (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  YES   X     NO
                                                    -----      -----

    Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 3,228,075 shares of common stock, $.01 par value, outstanding at October 5, 1997.

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                       OCTOBER 5,   DECEMBER 31,
                                                          1997         1996*
                                                       ----------   ------------
ASSETS                                                 (unaudited)

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . .         $    10      $    11
  Accounts receivable. . . . . . . . . . . . . .             290          311
  Inventories. . . . . . . . . . . . . . . . . .           2,251        1,701
  Prepaid commissions and other. . . . . . . . .           1,044        1,084
                                                         -------      -------
    Total current assets . . . . . . . . . . . .           3,595        3,107

Property and equipment, net of accumulated
 depreciation. . . . . . . . . . . . . . . . . .          48,619       37,999
Other assets . . . . . . . . . . . . . . . . . .           6,301        4,961
                                                         -------      -------
Total assets . . . . . . . . . . . . . . . . . .         $58,515      $46,067
                                                         -------      -------
                                                         -------      -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .         $   871      $   640
  Accrued commissions. . . . . . . . . . . . . .           2,193          988
  Accrued liabilities. . . . . . . . . . . . . .           1,948        1,654
                                                         -------      -------
    Total current liabilities. . . . . . . . . .           5,012        3,282

Long-term debt . . . . . . . . . . . . . . . . .          26,022       15,820
Deferred income taxes. . . . . . . . . . . . . .           2,979        2,979

Stockholders' equity:
  Preferred stock, $.01 par value;
   100,000 shares authorized,
   no shares issued or outstanding . . . . . . .               -            -
  Common stock, $.01 par value;
   10,000,000 shares authorized, 3,228,075 and
   3,208,575 shares issued and outstanding,
   respectively. . . . . . . . . . . . . . . . .              34           34
Additional paid-in capital . . . . . . . . . . .          15,481       15,284
Retained earnings. . . . . . . . . . . . . . . .          12,550       12,231
Treasury stock; 170,500 shares, at cost. . . . .          (3,563)      (3,563)
                                                         -------      -------
  Total stockholders' equity . . . . . . . . . .          24,502       23,986
                                                         -------      -------

Total liabilities and stockholders' equity . . .         $58,515      $46,067
                                                         -------      -------
                                                         -------      -------


 * Amounts derived from audited information

                            See accompanying notes

                             GLACIER WATER SERVICES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                  (in thousands, except shares and per share data)
                                  (unaudited)

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   OCTOBER 5,   SEPTEMBER 30,   OCTOBER 5,  SEPTEMBER 30,
                                                      1997         1996           1997          1996
                                                   ----------   -------------   ----------  -------------
Revenues . . . . . . . . . . . . . . . . . . .     $  17,138    $  13,709       $  44,352    $  35,760

Operating costs and expenses:
  Operating expenses . . . . . . . . . . . . .        10,573        8,302          27,482       22,009
  Selling, general and administrative
    expenses . . . . . . . . . . . . . . . . .         1,992        1,408           5,461        4,155
  Depreciation and amortization. . . . . . . .         2,317        1,704           6,515        4,991
  Non-recurring acquisition charges. . . . . .         1,721           --           3,062           --
                                                   ---------    ---------       ---------    ---------
    Total operating costs and expenses . . . .        16,603       11,414          42,520       31,155
                                                   ---------    ---------       ---------    ---------

Income from operations . . . . . . . . . . . .           535        2,295           1,832        4,605

Interest expense (net) and other . . . . . . .           532          174           1,370          553
                                                   ---------    ---------       ---------    ---------

Income before income taxes . . . . . . . . . .             3        2,121             462        4,052
Income tax provision (benefit) . . . . . . . .           (29)         565             143        1,337
                                                   ---------    ---------       ---------    ---------

Net income . . . . . . . . . . . . . . . . . .     $      32    $   1,556       $     319    $   2,715
                                                   ---------    ---------       ---------    ---------
                                                   ---------    ---------       ---------    ---------

Net income per common and
  common equivalent share. . . . . . . . . . .     $     .01    $     .46       $     .10    $     .80
                                                   ---------    ---------       ---------    ---------
                                                   ---------    ---------       ---------    ---------

Weighted average common and
  common equivalent shares outstanding . . . .     3,351,034    3,398,650       3,324,525    3,389,893
                                                   ---------    ---------       ---------    ---------
                                                   ---------    ---------       ---------    ---------

                             See accompanying notes

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)


                                                          NINE MONTHS ENDED
                                                      OCTOBER 5,   SEPTEMBER 30,
                                                         1997          1996
                                                      ----------   ------------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . .   $     319    $   2,715
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . .       6,515        4,991
    Loss on disposal of assets. . . . . . . . . . .         195           --
  Change in operating assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . .        (108)         262
    Inventories . . . . . . . . . . . . . . . . . .        (383)        (711)
    Prepaid commissions and other . . . . . . . . .         296         (370)
    Payments for prepaid marketing incentives . . .      (1,295)        (502)
    Other assets. . . . . . . . . . . . . . . . . .         (61)        (139)
    Accounts payable, accrued commissions
     and other accrued liabilities. . . . . . . . .       1,323        1,285
                                                      ---------    ---------
      Net cash provided by operating activities . .       6,801        7,531
                                                      ---------    ---------
Cash flows from investing activities:
  Purchase of property and equipment. . . . . . . .        (241)        (411)
  Net investment in vending equipment . . . . . . .      (7,969)      (5,067)
  Proceeds from sale of property and equipment              111           --
  Purchase of Aqua-Vend . . . . . . . . . . . . . .      (9,355)          --
                                                      ---------    ---------
      Net cash used in investing activities . . . .     (17,454)      (5,478)
                                                      ---------    ---------
Cash flows from financing activities:
  Proceeds from long-term borrowings. . . . . . . .      25,140       10,010
  Principal payments on long-term borrowings. . . .     (14,684)     (10,808)
  Proceeds from issuance of stock . . . . . . . . .         196          111
  Purchase of treasury stock. . . . . . . . . . . .          --         (529)
                                                      ---------    ---------
      Net cash provided by (used in)
       financing activities                              10,652       (1,216)
                                                      ---------    ---------
Net increase (decrease) in cash . . . . . . . . . .          (1)         837
Cash, beginning of period . . . . . . . . . . . . .          11           29
                                                      ---------    ---------
Cash, end of period . . . . . . . . . . . . . . . .   $      10    $     866
                                                      ---------    ---------
                                                      ---------    ---------

Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . .   $   1,506    $     702
                                                      ---------    ---------
                                                      ---------    ---------
  Income taxes paid . . . . . . . . . . . . . . . .   $     365    $     563
                                                      ---------    ---------
                                                      ---------    ---------


                                See accompanying notes

                           GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 5, 1997
                                  (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CHANGE IN FISCAL YEAR

          In the first quarter of 1997, the Company reported that it had prospectively changed its financial reporting year from a fiscal year of twelve calendar months ending December 31 to a fiscal year of 52 or 53 weeks
ending on the Friday closest to December 31.   In order to more closely align
its fiscal reporting to its business cycle, the Company has modified its fiscal reporting to end its fiscal year on the Sunday closest to December 31. Accordingly, the third quarter ended on October 5, 1997 and contained 93 days, and the Company's fiscal year will end on January 4, 1998. The period from December 31, 1996 to January 3, 1997 is not significant to the Company's nine-month operations, and has not been reported separately.

     BASIS OF PRESENTATION

          In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three- and nine-month periods ending October 5, 1997 and September 30, 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended October 5, 1997 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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
                                             ------
                                             $9,355
                                             ------
                                             ------

                           GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                October 5, 1997
                                  (unaudited)

     The unaudited consolidated pro forma results of operations for the nine months ended October 5, 1997 and September 30, 1996 presented below assume that the transaction occurred as of the beginning of the respective periods (in thousands, except per share amounts):

                                                Nine Months Ended
                                           October 5,    September 30,
                                               1997         1996
                                           ----------    -------------
       Net revenues                         $47,580        $48,943
       Income from operations                   825          3,961
       Net income (loss)                       (689)         2,053
       Net income (loss) per common share     ($.21)          $.61

3.    INVENTORIES

     Inventories consist of raw materials, repair and spare parts and vending machines in process of assembly, and are stated at the lower of cost (moving weighted average) or market. Costs associated with the assembly of vending machines are accumulated until machines are completed, at which time the costs are transferred to property and equipment.

     At October 5, 1997 and December 31, 1996, inventories consisted primarily of raw materials and repair and spare parts.

4.    SUPPLEMENTARY BALANCE SHEET INFORMATION

     Included in Prepaid commissions and other are commission payments made to certain retailers based on a percentage of estimated quarterly vending machine revenues, as well as other prepaid expenses incurred in the normal course of business. Prepaid commissions were $79,000 and $490,000 at October 5, 1997 and December 31, 1996, respectively.

     Included in Other assets are prepaid marketing incentives which represent payments made to the Company's retailers for the placement of the Company's machines at store locations. Prepaid marketing incentives, net of accumulated amortization were $5,695,000 and $4,606,000 at October 5, 1997 and December 31, 1996, respectively.

5.    NET INCOME PER SHARE

     Net income per share of common stock is computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options, using the treasury stock method.

     In March 1997, the Financial Accounting Standards Board adopted Statement No. 128 "Earnings Per Share" ("Statement No. 128"), which is effective for periods ending after December 15, 1997. Pro forma net income per share computed pursuant to Statement No. 128 would be $.01 and $.10, respectively, for the three- and nine-month periods ended October 5, 1997, and $.46 and $.80, respectively, for the three- and nine-month periods ended September 30, 1996.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

The Company previously reported that effective January 1, 1997, it had prospectively changed its fiscal year from twelve calendar months ending December 31 to a 52- or 53-week fiscal year ending on the Friday closest to December 31. As a result of this change, the Company's 1997 fiscal quarters each contain 13 calendar weeks. In order to more closely align its fiscal reporting to its business cycle, the Company has modified its fiscal reporting to end its fiscal year on the Sunday closest to December 31. Accordingly, the third quarter ended on October 5, 1997 and contained 93 days, and the Company's fiscal year will end on January 4, 1998. The change in fiscal reporting was not applied retroactively, as there would be no impact on the operating results for the first two quarters.

On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly-owned subsidiary of McKesson Corporation. The assets purchased included approximately 3,000 water vending machines. In connection with the acquisition, the Company developed a detailed integration plan which included the removal of approximately 600 Aqua-Vend machines from service, the upgrading and modification of the majority of the remaining Aqua-Vend machines and the rationalization and relocation of Aqua-Vend machines within Glacier's network of machines. The revenues and operating costs associated with these machines from March 29, 1997 are included in the Company's results of operations.

During the third quarter, the Company substantially completed the Aqua-Vend integration activities and incurred non-recurring expenses of $1,721,000 related to these activities. As of October 5, 1997, the Company had incurred total non-recurring expenses of $3,062,000 to complete the integration of the Aqua-Vend machines. The Company does not expect to incur any further non-recurring expenses in the fourth quarter.

In addition to the non-recurring expenses described above, the Company also incurred expenses resulting from certain inefficiencies and redundancies in its operating and general and administrative areas, related to absorbing the Aqua-Vend personnel and operations. The Company believes that the Aqua-Vend operating and administrative activities have now been fully rationalized with those of Glacier, and all inefficiencies and redundancies have been eliminated.

During the third quarter, the Company installed 109 new outside machines and 83 in-store machines and removed 326 Aqua-Vend machines, to finish the quarter with a total of 12,170 machines in operation, compared with 8,894 at September 30, 1996. Included in the total at October 5, 1997 are 460 in-store machines, compared with 87 at September 30, 1996.

REVENUES

Revenues for the quarter ended October 5, 1997 increased 25.0% to $17,138,000, from $13,709,000 in the third quarter of 1996. Revenues for the first nine months of 1997 increased 24.0% to $44,352,000, from $35,760,000 in the same period last year. The increases are primarily the result of the increased number of machines in operation throughout the quarter and nine-month periods. The increases, however, did not keep pace with the 36.8% increase in the number of machines in operation since September 30, 1996 due primarily to unusually mild weather during July and August in California, the Company's largest and most important market.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)


COSTS AND EXPENSES

Operating expenses for the quarter increased to $10,573,000, or 61.7% of revenues, compared to $8,302,000, or 60.6% of revenues in the second quarter of 1996. Operating expenses for the nine- month period increased to $27,482,000, or 62.0% of revenues, compared to $22,009,000, or 61.5% of revenues in 1996. The total dollar increase is due to the additional commissions and service costs associated with the additional machines in 1997. The absolute increase in costs is due also in part to inefficiencies in servicing and other short term increases in service costs experienced as the Company focused its efforts on completing the integration of Aqua-Vend in the third quarter. These increased costs related to Aqua-Vend are in addition to the specific costs associated with the Company's identified integration projects that are reported separately as non-recurring charges. The increase in operating expenses as a percentage of revenues for both the quarter and nine-month period is a result of these increases in servicing costs, as well as the effect of softer revenues in the third quarter, discussed above.

Selling, general and administrative ("SG&A") expenses for the quarter increased to $1,992,000, or 11.6% of revenues, compared to $1,408,000, or 10.3% of revenues in the third quarter of 1996. SG&A expenses for the nine month period increased to $5,461,000, or 12.3% of revenues, compared to $4,155,000, or 11.6% of revenues in 1996. The increase in total dollars is due to an increase in the Company's activities supporting and promoting the in-store machine program, as well as additional administrative expenses
incurred as a result of the Aqua-Vend acquisition.   The increase in SG&A as
a percentage of revenues for both the quarter and nine-month period resulted primarily from the effect of softer sales in the third quarter, discussed above.

Depreciation and amortization expense for the quarter increased to $2,317,000, compared to $1,704,000 in the third quarter of 1996. Depreciation and amortization expense for the nine-month period increased to $6,515,000, compared to $4,991,000 in the prior year. The increases are the result of the net installation of approximately 875 new Glacier machines and the addition of approximately 2,400 Aqua-Vend machines since September 30, 1996.

The Company had expected to incur a total of approximately $3.5 million in non-recurring expenses related to the integration of Aqua-Vend's operations with Glacier's. Specifically, the integration plan included costs to close certain Glacier locations and write-off obsolete assets, to upgrade the Aqua-Vend machines to Glacier's servicing and operability standards, to rationalize and relocate equipment between Aqua-Vend and Glacier locations and to change the signage on Aqua-Vend machines to that used by Glacier. As of October 5, 1997, the Company has completed substantially all of these activities at a total cost of $3,062,000. The Company does not expect to incur any additional costs related to the integration project in the fourth quarter.

Interest expense for the quarter increased to $532,000, compared to $174,000
in the third quarter of 1996.   Interest expense for the nine-month period
increased to $1,370,000 compared to $553,000 in the prior year. The increases are due to the higher outstanding balances on the Company's bank line of credit throughout 1997. Borrowings throughout the year were used to finance the Company's investment in new machines, and to finance the acquisition of Aqua-Vend.

In the third quarter, the Company recorded an income tax benefit to reflect the cumulative effect of reducing the effective tax rate from 37.5% to 31% for the nine-month period ended October 5, 1997. The Company reduced its tax rate to reflect the impact of certain tax credits, and it expects the tax rate to approximate 31% for fiscal year 1997. In the third quarter of 1996, the Company's effective tax

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - (Continued)


rate of 26.6% reflects a similar cumulative adjustment to reduce the tax rate to 33% for the nine-month period ended September 30, 1996.

As a result of the foregoing, net income for the quarter ended October 5, 1997 declined to $32,000, or $.01 per share, from $1,556,000, or $.46 per share in the prior year. For the nine-month period ended October 5, 1997, net income declined to $319,000, or $.10 per share, from $2,715,000, or $.80 per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources are cash flows from operations and funds available under the Company's bank credit agreement. The credit agreement provides for borrowings of up to $35 million and requires monthly interest payments at the bank's prime rate (8.5% per annum at October 5, 1997) or LIBOR plus 1.75%. The credit agreement provides for a two-year interest-only revolving period which converts to a five-year term note due and payable July 1, 2003. The agreement is collateralized by substantially all assets of the Company and requires, among other things, that the Company maintain certain debt coverage and other financial ratios.

For the nine-month period ended October 5, 1997, net cash provided by operations was approximately $6.8 million, the Company made capital investments in vending machines and other equipment of approximately $8.2 million, and invested approximately $9.4 million in the purchase of Aqua-Vend. As of October 5, 1997, the Company had a deficit in working capital of $1.4 million. Because the Company does not have significant trade accounts receivable and product inventories, working capital will vary from time to time depending on the timing of payables.

Approximately $26.0 million of borrowings were outstanding and $9.0 million was available under the credit agreement. The purchase price of the Aqua-Vend assets was funded by additional borrowings under the Company's credit agreement. The Company believes its cash flow generated from operations and borrowings available under its credit agreement will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending equipment, for at least the next twelve months.

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

                         PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

On October 28, 1997, the Company filed a lawsuit against Pure-Fill Corporation ("Pure-Fill") and Dennis E. Disanto, an officer and owner of Pure-Fill, in the United States District Court for the Southern District of California. Mr. Disanto currently holds two patents issued by the United States Patent and Trademark Office which pertain to water vending equipment. Mr. Disanto has communicated to the Company that certain features of the Company's indoor water vending machines violate his patents.

On the advice of patent counsel to the Company, the lawsuit was filed by the Company as a defensive measure against Pure-Fill and Mr. Disanto, seeking a declaration that the patents held by Mr. Disanto and used by Pure-Fill relating to water vending machines are invalid under United States patent law and that the Company's water vending machines do not infringe any valid claim of the patents. The Company believes that this litigation will not have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   EXHIBITS

               Exhibit 27.  Financial Data Schedule

          b.   REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GLACIER WATER SERVICES, INC.


Date:  November 13, 1997               By: /s/ Jerry A. Gordon
       --------------------                ------------------------------
                                           Jerry A. Gordon
                                           President and Chief
                                           Operating Officer



Date:  November 13, 1997               By: /s/ Brenda K. Foster
     --------------------                  ------------------------------
                                           Brenda K. Foster
                                           Vice President, Controller