Form 10-K
period 1998-01-04
GLACIER WATER SERVICES INC
filed 1998-04-02
CIK 883505

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934   [NO FEE REQUIRED]

       For the fiscal year ended:   January 4, 1998

       Commission file number:      1-11012

                         GLACIER WATER SERVICES, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                           33-0493559
---------------------------------------                --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

     2261 Cosmos Court,
       Carlsbad, CA                                            92009
---------------------------------------                --------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (760)  930-2420
                                                       --------------------
Securities registered pursuant to Section 12(b)
              of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K. [ ]

As of March 6, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $49,624,000 (calculated at the closing price on the American Stock Exchange multiplied by outstanding shares held by non-affiliates). For purposes of the foregoing calculation, certain persons who have filed reports on Schedule 13D with the SEC with respect to their beneficial ownership of more than 5% of the registrant's outstanding common stock and directors and officers have been excluded from the group of stockholders deemed to be non-affiliates of the registrants.

As of March 6, 1998, the registrants had 3,201,825 shares of common stock outstanding.

The total number of pages in this Form 10-K is 32; the Index to Exhibits is located on page 31.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 fiscal year.

================================================================================

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


                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION
------------

          Glacier Water Services, Inc. ("Glacier" or the "Company") is the leading provider of high quality, low priced drinking water dispensed to consumers through self-service vending machines. Since its inception in 1983, the Company has created a network of over 12,000 water vending machines throughout the sunbelt and midwest regions of the United States. The Company's water vending machines are placed at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations.

          The Company's internally developed and manufactured water vending machines are connected to the municipal water source at each of its retail locations. The vending machines reduce impurities in the water through a combination of micron filtration, reverse osmosis, carbon absorption and ultraviolet sterilization. The Company generally charges $.25 to $.35 per gallon, which is significantly lower than the price of water sold off-the-shelf in retail locations or sold through home delivery services. The Company's water vending machines are clustered in close proximity to one another within the geographic areas served in order to assure cost-effective, quality service.
Each water vending machines is serviced and tested weekly.

          The Company has experienced significant growth. The number of water vending machines in operation has increased from 3,666 machines as of December 31, 1992 to 12,444 machines as of January 4, 1998. During fiscal year 1997, the Company's growth was primarily a result of the acquisition of the Company's largest competitor, Aqua-Vend, a division of McKesson Water Products Company.

          Historically, the Company has operated water vending machines designed primarily for outside use in fair-weather climates. Because it is impractical to use outdoor vending machines in cold-weather climates, the Company developed a new water vending machine specifically designed to be installed inside retail locations. The "in-store" machine is smaller and has a sleeker exterior, thereby making it more compatible with an interior retail layout. The Company believes that the in-store machines afford the Company significant opportunities to expand within its existing locations, as well as into new market areas in cold-weather states.

In addition to its growth strategy, the Company intends to maintain its leading position in the water vending industry by: (i) providing high quality, low priced water to consumers; (ii) developing and maintaining good relationships with retail accounts; (iii) increasing brand awareness; and (iv) maximizing operating efficiencies and asset productivity.

BUSINESS BACKGROUND
-------------------

The following table presents the number of machines installed annually since December 31, 1992:

     Total installed machines as of December 31, 1992...........................................    3,666

     Machines added during the year:
                  1993..........................................................................    1,114
                  1994..........................................................................    1,945
                  1995..........................................................................    1,793
                  1996..........................................................................      646
                  1997..........................................................................    3,280
                                                                                                   ------
        Total installed machines as of January 4, 1998......................................       12,444
                                                                                                   ======

     Total machines installed as of January 4, 1998 are distributed by state as follows:

                  California....................................................................    7,185
                  Texas.........................................................................    1,789
                  Florida.......................................................................    1,741
                  Arizona.......................................................................      870
                  Nevada........................................................................      300
                  Other.........................................................................      559
                                                                                                   ------
                                                                                                   12,444
                                                                                                   ======

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

          Glacier's internally developed water vending machines utilize micron filtration, reverse osmosis, carbon adsorption and ultraviolet sterilization in order to provide high quality drinking water. The design of the Company's machines provides a high degree of reliability and serviceability through the use of interchangeable parts and a durable fiberglass cabinet. The machines are also designed to be easy for consumers to use, with clear and simple instructions.


THE BOTTLED WATER INDUSTRY
--------------------------

          The bottled water market in the United States is comprised of four segments: nonsparkling, sparkling, club soda/seltzer and imported water. Nonsparkling water is the segment in which the Company competes and is consumed as an alternative to tap water. Nonsparkling water is distributed through three principal channels: packaged water sold off-the-shelf in retail locations, packaged water delivered to homes and offices and water sold through vending machines. Like water sold off-the-shelf or through home delivery services, vended water is processed using the reverse osmosis or deionization methods. Although equivalent in quality, vended water is sold at a substantially lower price than off-the-shelf and delivered water. Vended water eliminates two principal cost components, packaging, because consumers provide their own containers, and transportation.

BUSINESS STRATEGY
-----------------

          Provide High Quality, Low Priced Drinking Water. The Company intends to maintain its leading position in the water vending industry by providing high quality, low priced drinking water delivered to the consumer through a network of conveniently located water vending machines. In order to maintain the Company's superior quality standards, the Company provides frequent, regular and reliable service and support to its network of water vending machines. The Company's service technicians visit and service each vending machine on a weekly basis. The service technicians test the quality of the Company's processed water in order to assure compliance with all Company, federal, state and local standards. The Company believes that providing clean, operating water vending machines is a significant factor in the Company's ability to continue to build consumer usage.

          The Company's drinking water competes with nonsparkling water sold in containers inside retail outlets and with water sold in containers delivered directly to homes and offices. The principal costs associated with water sold off-the-shelf and through delivery are packaging and distribution, which costs are reflected in the retail price to the consumer. Because the Company's water is processed on-site in its vending machines and the consumer provides the container for the Company's product, the Company is able to avoid the packaging and distribution costs incurred by these competitors. Accordingly, the Company passes on these savings to consumers by charging a retail price of $0.25 to $0.35 per gallon, compared with retail pricing ranging from approximately $0.69 to over a dollar per gallon for water sold in containers in retail outlets. Nonsparkling water sold in containers delivered directly to consumers' homes generally sells at an effective price in excess of $1.00 per gallon, including the cost of renting the dispensing unit.

          Develop and Maintain Relationships With Retail Accounts. The Company arranges to place its outdoor and in-store water vending machines on the premises of supermarkets and other retail locations. The Company provides the machines and pays for all installation costs, while the retailer provides and pays for the required municipally supplied water and for the electricity to operate the machines. The Company generally pays monthly commissions to the retailers based upon a percentage of sales, typically ranging from 25% to 60%. The Company believes it can continue to capitalize on its existing relationships to place in-store water vending machines at locations where the Company has already successfully placed its outdoor water vending machines, as retailers become increasingly cognizant of the growing demand for vended water.

          Substantially all of the Company's arrangements with its retail trade accounts are evidenced by written contracts, some of which contain termination clauses as well as automatic renewal clauses. The terms of these agreements range from 30 days to five years, during which time the Company has the exclusive right to provide water vending machines at specified locations. The Company aggressively competes to maintain existing retail accounts and to establish new retail relationships. In some cases, the Company provides marketing incentives in order to encourage certain retailers to promote the Company's products.

          Increase Brand and Product Awareness. The Company believes that it will continue to benefit from increasing consumer awareness and trial usage. To date, the Company has used point-of-purchase signage, special introductory and promotional pricing, and promotional activities coinciding with the installation of new machines as its primary marketing tools. Additionally, since 1994, with the introduction of a new logo, the Company's marketing efforts have focused on the development and promotion of "Glacier" as a recognizable brand to the consumer and the supermarket industry. The Company is considering the testing of media advertising in markets with high population densities and where many Glacier Water vending machines are installed.

          Maximize Operating Efficiencies. The Company creates economies of scale in its operations and achieves a competitive advantage over other vended water suppliers by clustering machines in close proximity to one another within the geographic areas served, in order to assure cost-effective, frequent service. The clustering has allowed the Company over the last five years to increase the number of machines serviced by technicians from 40 machines to 70 machines per week. The Company continuously strives to develop technical improvements to its water vending machines that make the machines easier to use and easier to service. To this end, the Company has made improvements to its water vending machines including the introduction of its fast-flow nozzle, which increases the speed of water flow from the Company's water vending machines thereby cutting consumer fill-time, and the introduction of the Company's dual-vend technology which doubles the number of nozzles on a machine to allow consumers to fill two water containers simultaneously. The Company continually monitors and evaluates demand for the Company's product at each location. This allows the Company to continue to evaluate the productivity of each of its machines and relocate machines as necessary to optimize their productivity.

GROWTH STRATEGY
---------------

          According to an industry source, there are approximately 72,000 grocery stores (excluding convenience stores) in the United States. The Company currently operates water vending machines at less than 10% of such locations. The Company intends to continue its expansion into these locations as well as into select international markets. The Company's growth strategy includes the following:

  . Increase Penetration of Existing Domestic Markets. The Company primarily operates in nine sunbelt states through the use of its outdoor water vending machine. Management believes it can place additional outdoor machines with both existing and new retail accounts in those states. Management also believes there are significant opportunities to add in-store water vending machines at its current retail account locations without adversely affecting revenues generated by its outdoor machines at such locations.

  . Expand Into New Domestic Markets. The Company intends to place its in-store water vending machines inside retail locations in cold-weather regions throughout the United States. In addition, the Company intends to expand into new warm-weather markets using both in-store and outdoor machines.

  . Expand Into Select International Markets. The Company intends to capitalize on the demand for bottled water outside of the United States by expanding into select international markets. The Company currently is in the process of establishing operations in Mexico as its initial entry into the international market.

  . Pursue Select Acquisition Opportunities. The Company intends to evaluate and pursue select strategic acquisition opportunities, but has no firm commitments with respect to acquisitions at this time.

THE AQUA-VEND ACQUISITION
-------------------------

          On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly-owned subsidiary of McKesson Corporation, for a purchase price of approximately $ 9.0 million, subject to certain post-closing adjustments. Prior to the acquisition, Aqua-Vend was the Company's largest competitor, with approximately 3,000 water vending machines. In connection with the acquisition, the Company developed a detailed integration plan, which included the removal of approximately 600 Aqua-Vend machines and the rationalization and relocation of Aqua-Vend machines within Glacier's network of machines.

COMPETITION
-----------

          The bottled water market is highly competitive. The Company competes in the nonsparkling segment of the bottled water market with companies that deliver water to homes and offices, with off-the-shelf marketers and with other vending machine operators. Many of the Company's competitors have significantly greater resources than the Company. Since the Company's primary competitive advantage over water delivery services and off-the-shelf marketers is price, a substantial decline in the price of either delivered or off-the-shelf bottled water could adversely affect the demand for water dispensed from the Company's water vending machines.

          The Company's competitors within the water vending market are primarily smaller, independent operators. Although the Company believes that there are significant barriers to entry to new and existing competitors in the water vending market due to, among other things, the substantial capital outlay required to purchase the number of machines needed to achieve competitive operating efficiencies, a competitor with significant financial resources may be able to compete with the Company. There can be no assurance that any competitors will not be able to raise the capital required to effectively compete with the Company.

SEASONALITY
-----------

          The Company's revenues are subject to seasonal fluctuations with decreased revenues during rainy or cold weather months and increased revenues during hot weather months.

INTELLECTUAL PROPERTY
---------------------

          The tradename and trademarks "Glacier Water" and "Glacier Water & Penguin Design" used by the Company contain the word "Glacier" which is commonly used and has been registered in connection with other marks and designs by a number of other entities for water and related services. The mark "Glacier Water," by itself, is considered by the United States Patent and Trademark Officer (the "PTO") to be generic in relation to water and related services.
One party claiming to sell bottled water in a limited area near Incline Village, Nevada, informed the Company that it objected to the Company's use of the mark "Glacier Water." However, the PTO has cancelled this party's registration. Accordingly, the Company believes that no party can claim exclusive rights in "Glacier Water," and the Company may only claim rights to stylized forms of the mark or the mark with design elements. Notwithstanding the foregoing, no assurance can be given that other entities might not assert superior or exclusive rights in the marks and seek to obtain damages from and injunctive relief against the Company. Thus, there can by no assurance that the Company's use of the tradename and trademarks "Glacier Water" and "Glacier Water & Penguin Design" will not violate the proprietary rights of others, which if such party challenged the use of such name and marks, could have a material adverse effect on the Company. The Company does not hold any patents.

GOVERNMENT REGULATION
---------------------

          The water vending industry is subject to various federal, state and local laws and regulations, which require the Company, among other things, to obtain licenses for its business and vending machines, to pay annual license and inspection fees, to comply with certain detailed design and quality standards regarding the vending machines and the vended water, and to continuously control the quality of the vended water. The Company's vending machines are subject to routine and random regulatory quality inspections. Although the Company believes it is operating in substantial compliance with these laws and regulations, such laws and regulations and their interpretations and enforcement are subject to change. There can be no assurance that additional or more stringent requirements will not be imposed on the Company's operations in the future. Failure to comply with such current or future laws and regulations could result in fines against the Company, a temporary shutdown of the Company's operations, the loss of certification to sell its product or, even in the absence of governmental action, a reduction in the Company's profit margin based on increases in licensing or inspection fees payable by the Company or other additional compliance costs.

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

EMPLOYEES
---------

          As of January 4, 1998, the Company had 342 employees, including 52 in administration and 290 in operations. The Company's employees are not represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

          The Company's principal facility, a 30,000-square-foot building in Carlsbad, California containing its executive offices and assembly shop is under lease through May 1999. The Company also leases various other facilities containing its area service centers. These leases range in square footage from 2,100 to 13,400 square feet, and expire on various dates from April 1998 through September 2002.

ITEM 3.  LEGAL PROCEEDINGS

          In response to an allegation by Pure Fill Corporation and Dennis DiSanto that certain features of the Company's water vending machines violate their patents, on October 28, 1997, the Company filed a lawsuit in the United States District Court for the Southern District of California against Pure Fill Corporation and Dennis DiSanto, as named defendants, seeking a declaration that the patents held by them are invalid under United States patent law and that the Company's water vending machines do not infringe any valid claim of the patents. On November 17, 1997, the defendants filed an answer to the complaint and counterclaim alleging that the Company is infringing its patents. Although the Company believes, based on advice of patent counsel, that this litigation will not have a material adverse effect on the Company's business, financial condition or operating results, there can be no assurance that the lawsuit ultimately will be resolved in favor of the Company, or that the Company will not have to make modifications to its machines.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Common Stock of Glacier is traded on the American Stock Exchange under the symbol "HOO." The following table sets forth the range of high and low sales prices on the American Stock Exchange for the Common Stock for the periods indicated.

                                      High     Low
                                     ------   ------
      Fiscal Year 1997
      ----------------
      First Quarter                  $27.00   $22.00
      Second Quarter                  25.88    22.38
      Third Quarter                   30.13    25.75
      Fourth Quarter                  31.25    26.25

      Fiscal Year 1996
      ----------------
      First Quarter                  $19.50   $16.50
      Second Quarter                  20.00    18.13
      Third Quarter                   23.00    19.00
      Fourth Quarter                  23.25    19.63

          The Company did not pay dividends on its Common Stock in 1997 and 1996 and presently intends to continue this policy. The Company had approximately 47 stockholders of record as of January 4, 1998.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

          The following sets forth selected financial data as of and for the periods presented. Effective January 1, 1997, the Company prospectively changed its fiscal year from twelve calendar months to a 52- or 53-week year ending the Sunday closest to December 31. As a result of this change, the Company's fiscal year 1997, which ended on January 4, 1998, contained 369 days. This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto and other financial information appearing elsewhere in this Form 10-K. The earnings per share amounts prior to the 1997 fiscal year ended January 4, 1998 have been restated as required to comply with Statement of Accounting Standards No. 128, Earnings Per Share ("Statement No. 128"). For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page 21.

                                                                            FISCAL YEAR ENDED
                                                   ----------------------------------------------------------------------
                                                    JANUARY 4,                      DECEMBER 31,
                                                   ------------  --------------------------------------------------------
                                                      1998         1996          1995            1994            1993
                                                   ----------   ----------   -------------   ------------    ------------
                                                            (in thousands, except shares and per share amounts)
Consolidated Statements of Income Data:
  Revenues....................................  $   57,294   $   46,091      $   42,409     $   36,557        $   30,636
  Costs and expenses:
    Operating expenses........................      35,569       28,088          25,933         23,504            20,065
    General and administrative expenses.......       7,200        5,749           5,467          4,831             4,504
    Depreciation and amortization.............       8,852        6,769           5,756          3,662             2,692
    Non-recurring charges.....................       3,062           --              --             --                --
                                                ----------   ----------      ----------     ----------        ----------
      Total costs and expenses................      54,683       40,606          37,156         31,997            27,261
                                                ----------   ----------      ----------     ----------        ----------
  Income from operations......................       2,611        5,485           5,253          4,560             3,375
  Other expenses:
    Interest expense, net.....................       1,988          767             739            277                46
                                                ----------   ----------      ----------     ----------        ----------
  Income before provision for income taxes....         623        4,718           4,514          4,283             3,329
  Provision for income taxes..................         193        1,415           1,805          1,578             1,282
                                                ----------   ----------      ----------     ----------        ----------

  Net income..................................  $      430   $    3,303      $    2,709     $    2,705        $    2,047
                                                ==========   ==========      ==========     ==========        ==========

  Basic earnings per share....................  $      .13   $      .99      $      .81     $      .83        $      .63
                                                ==========   ==========      ==========     ==========        ==========
  Weighted average common shares outstanding..   3,219,082    3,334,504       3,334,851      3,255,078         3,236,986
                                                ==========   ==========      ==========     ==========        ==========

  Diluted earnings per share..................  $      .13   $      .98      $      .80     $      .80        $      .62
                                                ==========   ==========      ==========     ==========        ==========
    Weighted average common and potential
     common shares outstanding................   3,332,890    3,374,482       3,405,104      3,367,151         3,299,130
                                                ==========   ==========      ==========     ==========        ==========

SELECTED BALANCE SHEET DATA
---------------------------

                                           JANUARY 4,                          DECEMBER 31,
                                           ----------   ---------------------------------------------------------
                                              1998         1996            1995           1994            1993
                                           ----------   ----------      ----------     ----------      ----------
                                                                      (in thousands)
Total assets............................    $59,473      $46,067         $40,638        $34,042         $23,415
Long-term debt, including current           $28,732      $15,820         $11,087        $ 8,199         $ 1,510
 portion................................
Stockholders' equity....................    $24,623      $23,986         $24,087        $20,376         $17,265

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the accompanying Notes thereto of the Company appearing elsewhere in this Form 10-K. The following table sets forth for the periods indicated, the percentage of revenues represented by certain items included in the Consolidated Statements of Income.

                                                   FISCAL YEAR ENDED
                                             -----------------------------
                                              JANUARY 4,     DECEMBER 31,
                                             -----------   ---------------
                                                1998        1996     1995
                                             -----------   ------   ------
Revenues................................        100.0%     100.0%   100.0%
Costs and expenses:
     Operating expenses.................         62.1%      60.9%    61.2%
     General and administrative
       expenses.........................         12.6%      12.5%    12.9%
     Depreciation and amortization......         15.4%      14.7%    13.6%
     Non-recurring charges..............          5.3%        --       --
                                                -----      -----    -----
          Total costs and expenses......         95.4%      88.1%    87.7%
                                                -----      -----    -----

Income from operations..................          4.6%      11.9%    12.3%
Interest expense, net...................          3.5%       1.7%     1.7%
                                                -----      -----    -----

Income before income taxes..............          1.1%      10.2%    10.6%
                                                =====      =====    =====

RESULTS OF OPERATIONS
---------------------

OVERVIEW

          In order to more closely align its fiscal reporting to its business cycle, effective January 1, 1997 the Company prospectively changed its fiscal year from twelve calendar months ending December 31, to a 52- or 53-week fiscal year ending on the Sunday closet to December 31. As a result of this change, the Company's fiscal 1997 quarters each contained 13 calendar weeks, and the fiscal year which ended January 4, 1998 contained 369 days. Results of operations for the period from January 1, 1997 to January 5, 1997 have not been reported separately, as then are not material to the fiscal year ended January 4, 1998.

          On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly owned subsidiary of McKesson Corporation. The assets purchased included approximately 3,000 water vending machines. In connection with the acquisition, the Company developed a detailed integration plan, which included the removal of approximately 600 Aqua-Vend machines from service, the upgrading and modification of the majority of the remaining Aqua-Vend machines and the rationalization and relocation of Aqua-Vend machines within Glacier's network of machines. The revenues and operating costs associated with these machines from March 29, 1997 are included in the Company's results of operations. During fiscal 1997, the Company substantially completed the Aqua-Vend integration activities and incurred non-recurring expenses of $3,062,000 related to these activities.

          During fiscal 1997, the Company installed 390 new outside machines and 418 in-store machines, as well as acquiring a net of 2,472 Aqua-Vend machines, to finish the year with a total of 12,444 machines in operation, compared with 9,164 at December 31, 1996. Included in the total at January 4, 1998 are 538 in-store machines, compared with 120 at December 31, 1996.

REVENUES
--------

          Revenues for fiscal year 1997 increased 24.3% to $57,294,000 from $46,091,000 in fiscal year 1996. 1996 revenues increased 8.7%, from $42,409,000 in fiscal year 1995. The increases in both years are primarily the result of the increased number of machines in operation. The increase in revenues in 1997, however, did not keep pace with the 35.8% increase in the number of machines in operation since December 31, 1996 due primarily to cooler than usual weather in California in the third quarter, and unusually cold and rainy weather caused by the El Nino weather conditions in the fourth quarter. Because California is the Company's largest and most important market the softer third and fourth quarter revenues had a significant impact on the Company's revenues overall.

COSTS AND EXPENSES
------------------

          Operating expenses for fiscal year 1997 increased to $35,569,000 or 62.1% of revenues, compared to $28,088,000, or 60.9% of revenues in 1996, and $25,933,000 or 61.2% of revenues in 1995. The total dollar increases in both years are due to the additional commissions and service costs associated with the additional machines on location. The increase in operating expenses as a percentage of revenues in 1997 is primarily the result of softer revenues during the third and fourth quarters. The increase is also due in part to inefficiencies in servicing and other short term increases in service costs experienced as the Company focused its efforts on completing the integration of Aqua-Vend. These increased costs related to Aqua-Vend are in addition to the specific costs associated with the Company's identified integration projects that are reported separately as non-recurring charges.

          General and administrative expenses ("G&A") for fiscal year 1997 increased to $7,200,000 or 12.6% of revenues, compared to $5,749,000, or 12.5% of revenues in 1996 and $5,467,000, or 12.9% of revenues in 1995. The increase in total dollars is due to an increase in the Company's activities supporting and promoting the in-store machines program, as well as additional administrative expenses incurred as a result of the Aqua-Vend acquisition. The slight increase in G&A as a percentage of revenues in 1997 resulted primarily from the effect of softer sales in the third and fourth quarters, discussed above.

          Depreciation and amortization expense for fiscal year 1997 increased to $8,852,000, compared to $6,769,000 in 1996 and $5,756,000 in 1995. The increases in each year are the result of the installation of additional machines.

          The Company had expected to incur a total of approximately $3.5 million in non-recurring expenses in 1997 related to the integration of Aqua-Vend's operations with Glacier's. Specifically, the integration plan included costs to close certain Glacier locations and write-off obsolete assets, to upgrade the Aqua-Vend machines to Glacier's servicing and operability standards, to rationalize and relocate equipment between Aqua-Vend and Glacier locations and to change the signage on Aqua-Vend machines to that used by Glacier. The actual total cost incurred in connection with the completion of these activities in 1997 was $3,062,000.

          Interest expense for fiscal year 1997 increased to $1,988,000, compared to $767,000 in 1996 and $739,000 in 1995. The increases are due to the higher outstanding balances on the Company's bank line of credit during each year. In 1997, the acquisition of Aqua-Vend and the Company's investment in new machines were financed through additional borrowing on the line of credit.

          The Company's effective tax rate in fiscal year 1997 was 31%, compared to effective rates of 30% in 1996 and 40% in 1995. The lower effective tax rates in 1997 and 1996 resulted from the Company's realization of the effect of certain income tax credits.

          As a result of the foregoing, net income for fiscal year 1997 declined to $430,000, or $.13 per basic and diluted share, from $3,303,000, or $.99 per basic share and $.98 per diluted share in 1996. Net income in 1996 increased from $2,709,000, or $.81 basic share and $.80 per diluted share in 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The Company's primary sources of liquidity and capital resources in fiscal year 1997 were cash flows from operations and funds available under the Company's Credit Facility. The Credit Facility, which was repaid in full and terminated on January 27, 1998, provided for borrowings of up to $35.0 million and required monthly interest payments at the bank's prime rate (8.5% per annum at January 4, 1998) or LIBOR plus 1.75% (7.7% per annum at January 4, 1998).

          For fiscal year 1997, net cash provided by operations was approximately $6.4 million, the Company made capital investments in vending machines and other equipment of approximately $10.0 million and invested approximately $9.4 million in the purchase of Aqua-Vend. During 1997, the Company invested approximately $315,000 in short-term investments. As of January 4, 1998, the Company had working capital of $2.0 million. Because the Company does not have significant trade accounts receivable and product inventories, working capital will vary from time to time depending on the timing of payables.

          At January 4, 1998, approximately $28.7 million of borrowings were outstanding and $6.3 million was available under the Credit Facility. The purchase price of the Aqua-Vend assets was funded by additional borrowings under the Company's Credit Facility.

          On January 27, 1998, Glacier Water Trust I (the "Trust"), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 105,154 in common securities to the Company and completed a public offering of 3.4 million of 9.0625% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security (the "Trust Preferred Securities" and together with the common securities the "Trust Securities"). Concurrent with the issuance of such securities, the Trust invested the proceeds therefrom in an aggregate principal amount of $85.0 million of 9.0625% Junior Subordinated Debentures (the "Subordinated Debentures") issued by the Company. The Trust exists for the sole purpose of issuing Trust Securities and purchasing Subordinated Debentures. With the proceeds from the issuance of the Subordinated Debentures, the Company repaid in full all amounts outstanding under its bank credit agreement and terminated the agreement.

          The Company believes that its cash flow from operations and the proceeds from the issuance of the Subordinated Debentures, after prepayment of its Credit Facility, will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending machines, as well as distributions related to the Trust Securities, for at least the next twelve months.

SEASONALITY
-----------

          The Company's revenues are subject to seasonal fluctuations with decreased revenues during rainy or cold weather months and increased revenues during hot weather months.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's Consolidated Financial Statements together with accompanying Notes and the Report of Arthur Andersen LLP Independent Public Accountants are set forth on pages 16 through 30 after Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The Company has had no changes in or disagreements with its accountants on its accounting and financial disclosure.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          There is incorporated herein by reference the information required by this Item in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 4, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

     Name                                         Position                             Age
     ----                                         --------                             ---

     Jerry R. Welch             Chairman of the Board, Chief Executive Officer          47
                                 and Director
     Jerry A. Gordon            President, Chief Operating Officer and Director         52
     Glen A. Skumlien           Executive Vice President, Operations                    48
     S. Dane Seibert            Senior Vice President, Marketing                        49
     John T. Vuagniaux          Senior Vice President, Operations                       49
     Gerald E. Compas           Vice President, Sales                                   54
     Brenda K. Foster           Vice President, Controller and Secretary                31
     Dana B. Gilbert            Vice President, National Accounts                       49
     Roger J. Gilchrist         Vice President, Eastern Operations                      49
     Luz E. Gonzales            Vice President, Human Resources                         45
     Brian T. Nakagawa          Vice President, Technology & Information Systems        44
     Raymond J. Schweitzer      Vice President, International Operations                50

          The executive officers are elected by and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified.

          JERRY R. WELCH

          Mr. Welch has been a director of the Company since October 1991, has been the Chairman of the Board since April 1993 and was appointed Chief Executive Officer in September 1994. He also served as Chairman of the Board from January 1992 through September 1992. From October 1991 until his resignation in September 1992, Mr. Welch served as the Company's Chief Executive Officer. Mr. Welch currently serves as a Senior Vice President of Kayne Anderson Investment Management and has served in such a capacity since January
1993.   Mr. Welch is also the Chairman of the Board and Chief Executive Officer of The Right Start, Inc. Kayne Anderson Investment Management holds an equity ownership position in The Right Start, Inc.

          JERRY A. GORDON

          Mr. Gordon has served as the President and Chief Operating Officer of Glacier Water Services, Inc. since September 1994, and as a Director of the Company since June 1997. Mr. Gordon joined the Company in June 1993 as Vice President of Marketing. From 1992 to 1993, Mr. Gordon was a business consultant specializing in management operations in start-up companies.

          GLEN A. SKUMLIEN

          Mr. Skumlien has served as Executive Vice President, Operations since September 1994. From November 1991 to September 1994, Mr. Skumlien served as Vice President-Operations.

          S. DANE SEIBERT

          Mr. Seibert has served as Senior Vice President of Marketing  since
joining the Company in March 1995.   From 1990 until joining the Company Mr.
Seibert was Corporate Vice President - International Marketing for Miller/Zell Inc.

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

          GERALD E. COMPAS

          Mr. Compas has served as Vice President, Sales since March 1997. From June 1991 to March 1997, Mr. Compas served as the Director of Sales and Marketing for the Aqua-Vend division of McKesson Water Products Company.

          BRENDA K. FOSTER

          Ms. Foster has served as Vice President, Controller since February 1996, after joining the Company as Controller in September 1995. Ms. Foster is a Certified Public Accountant, and worked as an auditor for Ernst & Young LLP from 1988 to 1995.

          DANA B. GILBERT

          Mr. Gilbert has served as Vice President, National Accounts since February 1996. Mr. Gilbert joined the Company in January 1992 as a Sales Manager. From January 1994 to February 1996, Mr. Gilbert served as Regional Sales Manager for the Western Division.

          ROGER J. GILCHRIST

          Mr. Gilchrist has served as Vice President, Eastern Operations since February 1996. Mr. Gilchrist joined the Company in April 1988 as a District Manager. In May 1993, Mr. Gilchrist assumed the position of Regional Sales Manager for the Eastern Division.

          LUZ E. GONZALES

          Mrs. Gonzales joined the Company in February 1995 as Vice President of Human Resources. From 1981 to February 1995, Mrs. Gonzales was Corporate Director of Human Resources for Southwest Water Company, a water service company.

          BRIAN T. NAKAGAWA

          Mr. Nakagawa has served as Vice President, Technology and Information Systems since February 1996, after joining the Company as Director of Technology and Information Systems in June 1995. Prior to joining the Company Mr. Nakagawa was the owner of New Frontier Technologies, an information systems consulting company.

     Raymond J. Schweitzer

     Mr. Schweitzer has served as the Company's Vice President, International Operations since December 1997. From March 1993 to December 1997, Mr. Schweitzer served as the Vice President, International Sales and Marketing for Shelcor, Inc., an international toy manufacturer.


Item 11.   Executive Compensation

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 4, 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 4, 1998.


Item 13.  Certain Relationships and Related Transactions

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 4, 1998.

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

          2.  Exhibits
              --------

          The exhibits listed on the accompanying Index to Exhibits on page 31 are filed as part of this report.

     (b)  Reports on Form 8-K
          -------------------

          A report on Form 8-K was filed on November 6, 1997, in connection with the Company's determination to change its fiscal year end to the fifty-two or fifty-three week period ending on the Sunday closest to December 31.

                                     Index
                                     -----


                                                                                                         Page
                                                                                                        Number
                                                                                                        ------

Consolidated Financial Statements
---------------------------------
     Report of Independent Public Accountants.....................................................         16
     Consolidated Balance Sheets at January 4, 1998 and December 31, 1996.........................         17
     Consolidated Statements of Income for the fiscal years ended January 4, 1998,
        December 31, 1996, and December 31, 1995..................................................         18
     Consolidated Statements of Stockholders' Equity for the fiscal years ended January 4, 1998,
        December 31, 1996, and December 31, 1995..................................................         19
     Consolidated Statements of Cash Flows for the fiscal years ended January 4, 1998,
        December 31, 1996, and December 31, 1995..................................................         20
     Notes to Consolidated Financial Statements...................................................         21

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Glacier Water Services, Inc.

     We have audited the accompanying consolidated balance sheets of Glacier Water Services, Inc. (a Delaware corporation) and subsidiaries as of January 4, 1998 and December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 4, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glacier Water Services, Inc. and subsidiaries as of January 4, 1998 and December 31, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 4, 1998, in conformity with generally accepted accounting principles.


                                           ARTHUR ANDERSEN LLP


San Diego, California
February 6, 1998

                         GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)


                                    ASSETS
                                    ------

                                                                                 January 4,       December 31,
                                                                                    1998             1996
                                                                                 ---------         ----------
Current assets:
    Cash.....................................................................    $      13         $       11
    Short-term investments, at fair value....................................          315                 --
    Accounts receivable......................................................          467                311
    Inventories..............................................................        3,007              1,693
    Prepaid commissions and other............................................        1,164              1,084
                                                                                 ---------         ----------
        Total current assets.................................................        4,966              3,099
Property and equipment, net of accumulated depreciation......................       48,523             38,007
Other assets.................................................................        5,984              4,961
                                                                                 ---------         ----------
Total assets.................................................................    $  59,473         $   46,067
                                                                                 =========         ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
    Accounts payable.........................................................    $     602         $      640
    Accrued commissions......................................................        1,515                988
    Accrued liabilities......................................................          874              1,654
                                                                                 ---------         ----------
        Total current liabilities............................................        2,991              3,282

Long-term debt...............................................................       28,732             15,820

Deferred income taxes........................................................        3,127              2,979

Commitments and Contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 100,000 shares
        authorized, no shares issued and outstanding.........................           --                 --
    Common stock, $.01 par value, 10,000,000 shares authorized,
        3,226,175 and 3,208,575 shares issued and  outstanding  at
        January 4, 1998 and December 31, 1996, respectively..................           34                 34
    Additional paid-in capital...............................................       15,548             15,284
    Retained earnings........................................................       12,661             12,231
    Treasury stock, at cost, 172,600 and 170,500 shares at January 4, 1998
           and December 31, 1996, respectively...............................       (3,620)            (3,563)
                                                                                 ---------         ----------
        Total stockholders' equity...........................................       24,623             23,986
                                                                                 ---------         ----------
Total liabilities and stockholders' equity...................................    $  59,473         $   46,067
                                                                                 =========         ==========


 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         FISCAL YEAR ENDED
                                               ---------------------------------
                                               JANUARY 4,       DECEMBER 31,
                                               ----------  ---------------------
                                                  1998       1996         1995
                                               ---------   ---------    --------
Revenues................................        $57,294    $46,091     $42,409

Costs and expenses:
     Operating expenses.................         35,569     28,088      25,933
     General and administrative
       expenses.........................          7,200      5,749       5,467
     Depreciation and amortization......          8,852      6,769       5,756
     Non-recurring charges..............          3,062         --          --
                                                -------    -------     -------
         Total costs and expenses.......         54,683     40,606      37,156
                                                -------    -------     -------
Income from operations..................          2,611      5,485       5,253

Interest expense, net...................          1,988        767         739
                                                -------    -------     -------
Income before provision for
  income taxes..........................            623      4,718       4,514
Provision for income taxes..............            193      1,415       1,805
                                                -------    -------     -------
Net income..............................        $   430    $ 3,303     $ 2,709
                                                =======    =======     =======
Basic earnings per share................        $   .13    $   .99     $   .81
                                                =======    =======     =======
Diluted earnings per share..............        $   .13    $   .98     $   .80
                                                =======    =======     =======

The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      COMMON STOCK          ADDITIONAL
                                      ------------           PAID-IN       RETAINED      TREASURY
                                  SHARES        AMOUNT       CAPITAL       EARNINGS        STOCK       TOTAL
                                ----------   ------------   ----------     --------      ---------   ---------
Balance, December 31, 1994...   3,294,094        $33           $14,124      $ 6,219      $            $20,376
                                                                                               --
Exercise of Stock Options....      73,731          1             1,001           --            --       1,002

Net Income...................          --         --                --        2,709            --       2,709
                                ---------        ---           -------      -------       -------     -------

Balance, December 31, 1995...   3,367,825         34            15,125        8,928            --      24,087

Exercise of Stock Options....      11,250         --               159           --            --         159

Purchase of Treasury Stock...    (170,500)        --                --           --        (3,563)     (3,563)

Net Income...................          --         --                --        3,303            --       3,303
                                ---------        ---           -------      -------       -------     -------

Balance, December 31, 1996...   3,208,575         34            15,284       12,231        (3,563)     23,986

Exercise of Stock Options....      19,700         --               264           --            --         264

Purchase of Treasury Stock...      (2,100)        --                --           --           (57)        (57)

Net Income...................          --         --                --          430            --         430
                                ---------        ---           -------      -------       -------     -------

Balance, January 4, 1998.....   3,226,175        $34           $15,548      $12,661       $(3,620)    $24,623
                                =========        ===           =======      =======       =======     =======


The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FISCAL YEAR ENDED
                                                             -------------------------------------
                                                              JANUARY 4,        DECEMBER 31,
                                                             -------------   ---------------------
                                                                 1998          1996        1995
                                                             -------------   ---------   ---------
Cash flows from operating activities:
  Net income                                                  $   430     $ 3,303      $ 2,709
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                              8,852       6,769        5,756
     Loss (gain) on disposal of assets                             (3)         74           13

     Deferred tax provision (benefit)                             148        (120)         682
  Change in operating assets and liabilities:
     Accounts receivable                                         (158)        303          105
     Inventories                                               (1,106)       (117)        (440)
     Prepaid commissions and other                                175        (196)          99
     Payments for prepaid marketing incentives                 (1,262)     (2,966)        (750)
     Other assets                                                (261)       (124)        (201)
     Accounts payable, accrued liabilities and                   (444)        896         (455)
      accrued commissions
                                                             --------    --------     --------
          Total adjustments                                     5,941       4,519        4,809
                                                             --------    --------     --------
          Net cash provided by operating activities             6,371       7,822        7,518
                                                             --------    --------     --------
Cash flows from investing activities:
  Net investment in vending equipment                          (9,647)     (8,693)     (10,742)
  Purchase of property and equipment                             (304)       (476)        (182)
  Proceeds from sales of property and equipment                   132          --           --
  Purchase of Aqua-Vend                                        (9,355)         --           --
  Purchase of short-term investments                             (315)         --          --
                                                             --------    --------     --------
           Net cash used in investing activities              (19,489)     (9,169)     (10,924)
                                                             --------    --------     --------
Cash flows from financing activities:
  Proceeds from long-term debt                                 30,485      19,778       15,588
  Principal payments on long-term debt                        (17,572)    (15,045)     (12,700)
  Proceeds from issuance of stock                                 264         159          474
  Purchase of treasury stock                                      (57)     (3,563)          --
                                                             --------    --------     --------
           Net cash provided by financing activities           13,120       1,329        3,362
                                                             --------    --------     --------
  Net increase (decrease) in cash                                   2         (18)         (44)
  Cash, beginning of year                                          11          29           73
                                                             --------    --------     --------
  Cash, end of year                                          $     13    $     11     $     29
                                                             ========    ========     ========
SUPPLEMENTAL INFORMATION
Cash paid for interest                                       $  2,074    $    748     $    735
                                                             ========    ========     ========
Cash paid for income taxes                                   $    400    $  1,010     $    580
                                                             ========    ========     ========

The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     The Company is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. The machines are placed at supermarkets and other retail outlets under commission arrangements with the retailers. The Company's revenues are subject to seasonal fluctuations, with decreased revenues during rainy or cold weather months and increased revenues during hot weather months. The Company's machines are located throughout the sunbelt and midwest regions of the United States. As of January 4, 1998, approximately 58% of the Company's machines are located in California.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Glacier Water Services, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Change in Fiscal Year

     In order to more closely align its fiscal reporting to its business cycle, effective January 1, 1997, the Company prospectively changed its financial reporting year from a fiscal year of twelve calendar months ending December 31 to a fiscal year of 52 or 53 weeks ending on the Sunday closest to December 31. As a result of this change, the Company's fiscal 1997 quarters each contained 13 weeks, and fiscal year which ended January 4, 1998 contained 369 days. Results of operations for the period from January 1, 1997 to January 5, 1997 are not significant to the fiscal year ended January 4, 1998, and have not been reported separately.

Investments

     Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At January 4, 1998, the Company considered all investments as available for use in its current operations, and therefore classified them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of stockholders' equity. Interest, dividends, realized gains and losses and declines in value judged to be other-than-temporary are included in interest expense, net. The cost of securities sold is based on the specific identification method.

                          GLACIER WATER SERVICES, INC.

Inventories

     Inventories consist of raw materials, repair parts and vending machines in process of assembly, and are stated at the lower of cost (moving weighted average) or market. Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment.

     At January 4, 1998, and December 31, 1996, inventories consist primarily of raw materials and spare parts.

Prepaid Commissions

     Prepaid commissions represent payments made to certain retailers based on a percentage of estimated monthly or quarterly vending machine revenues. Prepaid commissions at January 4, 1998, and December 31, 1996, were $254,000 and $490,000, respectively. Commission expense for the years ended January 4, 1998, December 31, 1996, and December 31, 1995 was $27,219,000, $21,678,000 and
$19,643,000, respectively.

Property and Equipment and Depreciation

Property and equipment are recorded at cost and consist of the following (in thousands):

                                           January 4,    December 31,
                                              1998           1996
                                           -----------   -------------

Vending equipment.......................     $ 69,547        $ 52,686
Equipment, furniture and fixtures.......        1,948           1,617
Leasehold improvements..................          578             520
                                             --------        --------
                                               72,073          54,823
Less: Accumulated depreciation and
 amortization...........................      (23,550)        (16,816)
                                             --------        --------
                                             $ 48,523        $ 38,007
                                             ========        ========

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

                          GLACIER WATER SERVICES, INC.

Income Taxes

     Income taxes have been provided for using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

Net Income Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement No. 128"). Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effect of such securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of Statement No. 128.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current presentation.

2.   ACQUISITION

     On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly-owned subsidiary of McKesson Corporation, for $9.0 million in cash plus certain direct costs, including sales tax on assets purchased. The transaction was accounted for under the purchase method, and the purchase price and related direct costs were allocated based on the estimated fair value of assets acquired and liabilities assumed, as follows (in thousands):

          Inventories.....................  $  208
          Prepaid expenses................     255
          Vending equipment...............   7,565
          Other fixed assets..............     145
          Prepaid marketing incentives....   1,225
          Other non-current assets........     110
          Sales tax liability.............    (153)
                                            ------
                                            $9,355
                                            ======

     The unaudited consolidated pro forma results of operations for the fiscal years ended January 4, 1998 and December 31, 1996 presented below assume that the transaction occurred as of the beginning of the respective periods (in thousands, except per share amounts):

                                                          Fiscal Year Ended
                                                  -------------------------------
                                                  January  4,       December  31,
                                                  -----------       -------------
                                                      1998               1996
                                                  -----------       -------------
Net revenues....................................     $60,452          $62,673
Income from operations..........................       1,865            4,069
Net loss........................................        (215)          (2,992) /(1)/
Net loss per common share - basic and diluted...     $  (.07)         $  (.90) /(1)/

                          GLACIER WATER SERVICES, INC.

/(1)/ Includes a $7.0 million charge for the reduction in carrying value of equipment. Excluding this charge, pro forma net income for the year ended December 31, 1996 would be $1,698,000 and pro forma net income per share would be $.51 on a basic basis and $.50 on a diluted basis.

3.   SUPPLEMENTARY BALANCE SHEET INFORMATION

     Short-Term Investments

          At January 4, 1998, short-term investments consisted of high-yield corporate bonds and convertible corporate bonds. Cost of these investments approximated fair value at January 4, 1998; accordingly, no unrealized gain or loss is included in stockholders' equity. There were no sales of available-for-sale investments during the year ended January 4, 1998.

     Accounts Receivable

          Included in accounts receivable at December 31, 1996 is a $100,000 note receivable from Jerry A. Gordon, the Company's President and Chief Operating Officer. The note, issued during 1996, was non-interest bearing, and was repaid in full subsequent to December 31, 1996.

     Other Assets

     Other assets consist of the following (in thousands):             January 4,   December 31,
                                                                          1998           1996
                                                                         ------         ------
     Prepaid marketing incentives, net of accumulated amortization
      of $2,429 in fiscal 1997 and $3,167 in fiscal 1996...........      $5,181         $4,606
     Other.........................................................         803            355
                                                                         ------         ------
                                                                         $5,984         $4,961
                                                                         ======         ======

           Prepaid marketing incentives consist of fees paid to retailers for future benefits associated with the ongoing placement of the Company's vending equipment at those locations. These fees are amortized over the life of the contract, generally ranging from three to five years.

Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):         January 4,      December 31,
                                                                             1998            1996
                                                                          ----------      -----------
     Accrued compensation and related taxes..........................        $ 471         $  789
     Accrued income and other taxes..................................          228            639
     Other accrued liabilities.......................................          175            226
                                                                             -----         ------
                                                                             $ 874         $1,654
                                                                             =====         ======

4.   LONG-TERM DEBT

     Long-term debt at January 4, 1998, and December 31, 1996, represents borrowings under the Company's bank credit agreement.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The credit agreement provides for long-term borrowings of up to $35.0 million. Borrowings bear interest at the bank's prime rate (8.5% at January 4, 1998) or LIBOR plus 1.75% (7.7% at January 4, 1998), and the entire principal balance is due July 1, 2003. As of January 4, 1998, the Company had approximately $6.3 million of funds available under the agreement. Borrowings under the agreement are secured by substantially all of the assets of the Company.

     On January 27, 1998, the Company repaid the outstanding balance and all accrued interest on the line of credit and terminated the credit agreement. See
Note 12 - Subsequent Events.

5.   LEASES

     The Company leases certain vehicles, warehouse and office facilities under non-cancelable operating leases which expire on various dates through 2002.

     Future minimum lease payments under non-cancelable operating leases with initial terms of one or more years are as follows (in thousands):

            1998...........................    $1,185
            1999...........................       874
            2000...........................       419
            2001...........................       253
            2002...........................       122
                                               ------
            Total minimum lease payments...    $2,853
                                               ======

     Total lease expense for the years ended January 4, 1998, December 31, 1996, and December 31, 1995, was $1,503,000, $1,284,000, and $1,109,000, respectively.

6.   INCOME TAXES

     Significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                                     Fiscal Year Ended
                                       -----------------------------------------
                                       January 4,               December 31,
                                       ----------        -----------------------
                                          1998            1996             1995
                                          ----            ----             ----
Federal Income Taxes:
 Current..............................   $   14         $1,418           $  934
 Deferred.............................       82            (75)             460
                                         ------         ------           ------
                                             96          1,343            1,394
State and Local Income Taxes:
 Current..............................       31            117              189
 Deferred.............................       66            (45)             222
                                         ------         ------           ------
                                             97             72              411
                                         ------         ------           ------
    Total                                $  193         $1,415           $1,805
                                         ======         ======           ======


                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


Deferred tax liabilities and assets result from the following  (in thousands):

                                           January 4,    December 31,
                                              1998           1996
                                           -----------   ------------
Deferred tax liabilities:
Property and equipment..................      $ 6,036         $ 4,801
                                              -------         -------
Total deferred tax liabilities..........        6,036           4,801
                                              -------         -------
Deferred tax assets:
Alternative minimum tax credit..........       (1,369)         (1,183)
Net operating loss......................         (612)             --
Manufacturer's investment credit........         (577)           (492)
State deferred tax adjustment...........          (56)            (16)
Accruals and reserves...................         (295)           (131)
                                              -------         -------
Total deferred tax assets...............       (2,909)         (1,822)
                                              -------         -------

Net deferred tax liabilities............      $ 3,127         $ 2,979
                                              =======         =======

The Company's effective income tax rate differs from the federal statutory rate as follows:

                                                           Fiscal Year Ended
                                                    -----------------------------
                                                     January 4,    December 31,
                                                    ------------   --------------
                                                       1998        1996      1995
                                                       ----        ----      ----
Federal statutory rate...........................       34.0%      34.0%    34.0%
State and local taxes, net of federal benefit....        6.0%       6.7%     6.0%
Manufacturer's investment credit generated.......       (9.0%)    (10.7%)     --
                                                        ----       -----    -----
Effective rate...................................       31.0%      30.0%    40.0%
                                                        ====       =====    =====

    During 1997, the Internal Revenue Service completed its examination for the Company's fiscal year ended December 31, 1992. The IRS has proposed adjustments that the Company is in the process of appealing. Management does not believe that the results of such appeal will have a material impact on the Company's financial statements.

7.  STOCKHOLDERS' EQUITY

    Preferred Stock

    The Company's Certificate of Incorporation authorizes the issuance of 100,000 shares of preferred stock, par value $.01 per share. The rights, preferences and privileges of the authorized shares (none of which have been issued) may be established by the Board of Directors without further action by the holders of the Company's common stock.

    Treasury Stock

    In December 1995, the Board of Directors authorized the purchase of up to 250,000 shares of the Company's common stock in the open market. In December 1996, the Board of Directors authorized the additional purchase of up to 250,000 shares of the Company's common stock. As of January 4, 1998, 172,600 shares had been repur-

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

chased under this program, and the Company was authorized to repurchase an additional 327,400 shares, approximately 10.1% of the Company's total shares outstanding.

8.   STOCK OPTION PLANS

     The Company has shares outstanding under two stock option plans, the 1992 Stock Option Plan, which was terminated in 1994, and the 1994 Stock Compensation Program. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. The following pro forma disclosures represent what the Company's net income (loss) and earnings (loss) per share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123").

                                                                     Fiscal Year Ended
                                                             --------------------------------
                                                             January 4,        December 31,
                                                             ----------     ------------------
                                                               1998         1996          1995
                                                               ----         ----          ----
Pro forma net income (loss) (in thousands)..............      $ ( 57)      $2,984       $2,568
Pro forma basic earnings (loss) per share...............      $ (.02)      $  .89       $  .77
Pro forma diluted earnings (loss) per share.............      $ (.02)      $  .88       $  .75

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

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

          A summary of the status of the Company's two stock option plans at January 4, 1998 and activity during the year then ended follows:

                                                                                     Wtd. Avg.
                                                                                     Exercise
                                                                           Shares     Price
                                                                           --------   -------

               Balance at December 31, 1996............................    344,654     $15.88
               Granted.................................................    106,902     $25.71
               Exercised...............................................    (19,700)    $10.09
                                                                           -------     ------
               Balance at January 4, 1998..............................    431,856     $18.57
               Exercisable at January 4, 1998..........................    235,704     $15.40

               Weighted average fair value of options granted..........     $12.44

          The 117,250 shares outstanding under the 1992 plan at January 4, 1998 have exercise prices between $8.25 and $13.63, with a weighted average exercise price of $11.62 and a weighted average remaining contractual life of 5.4 years. 110,375 of these options are exercisable; their weighted average exercise price is $11.50.

          The 314,606 shares outstanding under the 1994 plan at January 4, 1998 have exercise prices between $15.25 and $30.00, with a weighted average exercise price of $21.16 and a weighted average remaining contractual life of 6.9 years. 125,329 of these options are exercisable; their weighted average exercise price is $18.84.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997, 1996 and 1995, respectively: average risk-free interest rates of 6.5%, 5.8% and 7.2%; no expected dividend yield; expected lives of 8 years for regular options and 5 years for Deferral Options in all years; expected volatility of approximately 30% all years.

9. EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share:

                                                      Fiscal Year Ended
                                           ---------------------------------------
                                            January 4,       December 31,
                                           -----------   -------------------------
                                              1998         1996           1995
                                              ----         ----           ----
Numerator:
  Net income.............................. $  430,000    $3,303,000     $2,709,000
                                           ----------    ----------     ----------
  Numerator - basic and diluted........... $  430,000    $3,303,000     $2,709,000
                                           ==========    ==========     ==========
Denominator:
  Weighted-average shares.................  3,219,082     3,334,504      3,334,851
  Effect of dilutive securities -
  employee stock options..................    113,808        39,978         70,253
                                           ----------    ----------     ----------
  Weighted-average common and
  potential common shares.................  3,332,890     3,374,482      3,405,104
                                           ==========    ==========     ==========
  Basic earnings per share................ $      .13    $      .99     $      .81
                                           ==========    ==========     ==========
  Diluted earnings per share.............. $      .13    $      .98     $      .80
                                           ==========    ==========     ==========

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10.  SIGNIFICANT CUSTOMERS

          The following table sets forth the percentage of the Company's total revenues that were derived from major customers:

                            Fiscal Year Ended
                        --------------------------
                        January 4,    December 31,
                        ----------   -------------
                          1998       1996     1995
                          ----       ----     ----
          Company A      11.9%       10.2%    5.8%
          Company B       8.5%        9.0%    9.8%

11. CONTINGENCIES

          The Company is involved in a legal proceeding resulting from allegations by a third party that the Company is infringing on certain patents. Based on advice of patent counsel, management does not believe that the final disposition of this case will have a material impact on the financial position or results of operations of the Company.

12. SUBSEQUENT EVENTS

          Company Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust Holding Solely Subordinated Debt Securities of the Company

          On January 27, 1998, Glacier Water Trust I (the "Trust"), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 105,154 common securities to the Company and completed a public offering of 3.4 million of 9.0625% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security (the "Trust Preferred Securities" and together with the common securities the "Trust Securities"). The Trust exists for the sole purpose of issuing Trust Securities. Concurrent with the issuance of such securities, the Trust invested the proceeds therefrom in an aggregate principal amount of $85.0 million of 9.0625% Junior Subordinated Debentures (the "Subordinated Debentures") issued by the Company.

          Distributions on the Trust Securities are payable monthly in arrears by the Trust. The Company may cause the Trust to defer the payment of distributions for a period not to exceed 60 consecutive months. During any such deferral period, distributions will accrue and compound quarterly, and the Company may not declare or pay distributions on its common or preferred stock or debt securities that rank equal or junior to the Subordinated Debentures.

          The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time after January 31, 2003.
The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Trust Securities.

          Issuance costs of approximately $3.9 million related to the Trust Securities are deferred and will be amortized over the period until the mandatory redemption of the securities in January 2028.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


 Bank Credit Agreement

          With the proceeds from the issuance of the Subordinated Debentures, the Company repaid in full all amounts outstanding under its bank credit agreement and terminated the agreement.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           First Quarter    Second Quarter   Third Quarter   Fourth Quarter
                                           --------------   --------------   -------------   --------------
                                                (in thousands, except shares and per share amounts)
Year Ended January 4, 1998:
     Net revenues                             $   11,176        $   16,038     $   17,138        $   12,942
     Income from operations                          142             1,164            573               732
     Net income (loss)                              (111)              398             32               111
     Basic earnings (loss) per share                (.03)              .12            .01               .03
     Weighted average shares                   3,208,580         3,214,150      3,226,758         3,226,706

     Diluted earnings (loss) per share              (.03)              .12            .01               .03
     Weighted average shares and
      potential shares                         3,208,580         3,310,010      3,351,034         3,354,263


Year Ended December 31, 1996:
     Net revenues                             $   10,015        $   12,036     $   13,709        $   10,331
     Income from operations                          800             1,518          2,283               884
     Net income (loss)                               360               799          1,556               588
     Basic earnings (loss) per share                 .11               .24            .46               .18
     Weighted average shares                   3,367,627         3,348,778      3,349,341         3,273,200

     Diluted earnings (loss) per share               .11               .24            .46               .18
     Weighted average shares and
      potential shares                         3,406,797         3,389,589      3,398,650         3,327,953

                               INDEX TO EXHIBITS

Exhibit
No.
-------
3.1       Certificate of Incorporation of Registrant (i.)
3.2       Bylaws of Registrant (i.)
4.1       Specimen Stock Certificate of Registrant (i.)
4.2       Junior Subordinated Indenture between Glacier Water Services, Inc. and Wilmington
          Trust Company, as Indenture Trustees, dated January 28, 1997
4.3       Officers' Certificate and Company Order executed by Glacier Water Services, Inc., dated January 27, 1998
4.4       Certificate of Trust of Glacier Water Trust I, dated November 13, 1997 (vi.)
4.5       Trust Agreement of Glacier Water Trust I, dated November 13, 1997 (vi.)
4.5.1     Amended and Restated Trust Agreement of Glacier Water Trust I, dated January 27, 1998
4.6       Trust Preferred Certificate of Glacier Water Trust I
4.7       Common Securities Certificate of Glacier Water Trust I
4.8       Guarantee Agreement between Glacier Water Services, Inc. and Wilmington Trust Company,
          as Trustee, dated January 27, 1998
4.9       Agreement as to Expenses and Liabilities between Glacier Water Services, Inc.
          and Glacier Water Trust I, dated January 27, 1998
4.10      Junior Subordinated Deferrable Interest Debenture of Glacier Water Services, Inc.
10.1      Amended and Restated 1992 Stock Incentive Plan (ii.)
10.2      Vending Machine Agreement between the Vons Companies, Inc. and BWVI(i.)
10.3      Location Agreement between Ralph's Grocery Company, Cala Co., and GW Services, Inc. (v.)
10.4      Form of Indemnification Agreement with Officers and Directors (i.)
10.5      1994 Stock Compensation Plan (iii.)
10.5.1    Amendment No. 1 to 1994 Stock Compensation Plan (iv.)
10.5.2    Amendment No. 2 to 1994 Stock Compensation Plan (v.)
10.5.3    Amendment No. 3 to 1994 Stock Compensation Plan (v.)
21.1      Subsidiaries of the Registrant
23.1      Consent of Arthur Andersen LLP Independent Public Accountants
27        Financial Data Schedule for the Fiscal Year Ended January 4, 1998.
--------------------
(i.)      Incorporated by reference to the Company's Registration Statement on Form
          S-1 (File No. 33-45360) amendments thereto.
(ii.)     Incorporated by reference to the Company's Registration
          Statement on Form S-8 (File Number 33-61942) filed April 30, 1993.
(iii.)    Incorporated by reference to the Company's Registration Statement on
          Form S-8 (File Number 33-80016) filed June 8, 1994.
(iv.)     Incorporated by reference to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1994 dated March 15, 1995.
(v.)      Incorporated by reference to the Company's Annual Report on From 10-K for the
          year ended December 31, 1996 dated March 31, 1997.
(vi.)     Incorporated by reference to the Company's Registration Statement on
          Form S-2 (File Number 333-40335) filed January 22, 1998.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GLACIER WATER SERVICES, INC.


                                      By /s/ Jerry A. Gordon
                                         --------------------------------------
                                         Jerry A. Gordon
                                         President, Chief Operating Officer and
                                         Director

                                      By /s/ Brenda K. Foster
                                         --------------------------------------
                                         Brenda K. Foster
                                         Vice President, Controller
Date:     April 2, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 1998.

Signature                        Title
---------                        -----

Principal Executive Officer:

/s/ Jerry A. Gordon              President, Chief Operating Officer and
----------------------------     Director
Jerry A. Gordon

/s/ Jerry R. Welch               Chairman of the Board, Chief Executive
----------------------------     Officer and Director
Jerry R. Welch

/s/ Douglas C. Boyd              Director
----------------------------
Douglas C. Boyd


/s/ Peter B. Foreman             Director
----------------------------
Peter B. Foreman


/s/ Richard A. Kayne             Director
----------------------------
Richard A. Kayne


/s/ Scott H. Shlecter            Director
----------------------------
Scott H. Shlecter


/s/ Robert V. Sinnott            Director
----------------------------
Robert V. Sinnott


/s/ Brenda K. Foster             Vice President, Controller
----------------------------
Brenda K. Foster