Form 10-Q
period 1998-04-05
GLACIER WATER SERVICES INC
filed 1998-05-19
CIK 883505

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:  April 5, 1998

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

     Commission FILE NUMBER: 1-11012


                         GLACIER WATER SERVICES, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         Delaware                                       33-0493559
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


 2261 Cosmos Court, Carlsbad, California                        92009
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


                            (760)  930-2420
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

     Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 3,198,325 shares of common stock, $.01 par value, outstanding at May 3, 1998.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                         GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                          APRIL 5,      JANUARY 4,
                                                            1998           1998*
                                                          --------      ---------
ASSETS                                                   (unaudited)
 Current assets:
      Cash and cash equivalents........................    $ 15,575     $     13
      Short-term investments, at fair value............      33,242          315
      Accounts receivable..............................         928          467
      Inventories......................................       3,248        3,007
      Prepaid commissions and other....................       1,816        1,164
                                                            -------     --------
           Total current assets........................      54,809        4,966

 Property and equipment, net of accumulated
   depreciation........................................      51,294       48,523
 Other assets..........................................       9,383        5,984
                                                           --------     --------
 Total assets..........................................    $115,486     $ 59,473
                                                           --------     --------
                                                           --------     --------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable.................................    $    863     $    602
      Accrued commissions and other liabilities........       3,137        2,389
                                                           --------     --------
           Total current liabilities...................       4,000        2,991

Long-term debt.........................................        --         28,732
 Deferred income taxes.................................       3,178        3,127

Company obligated manditorily redeemable preferred
  securities of subsidiary trust holding solely
  junior subordinated debentures.......................      85,000         --

Stockholders' equity:

     Preferred stock, $.01 par value; 100,000 shares
      authorized, no shares issued or outstanding......        --           --
     Common stock, $.01 par value;
          10,000,000 shares authorized, 3,198,325 and
          3,226,175 shares issued and outstanding,
          respectively.................................          34           34
      Additional paid-in capital.......................      15,665       15,548
      Retained earnings................................      12,175       12,661
       Treasury stock, at cost, 206,800 and
          172,600 shares, respectively.................      (4,660)      (3,620)
      Unrealized gain on marketable securities,
          net of tax...................................          94         --
                                                           --------     --------
           Total stockholders' equity..................      23,308       24,623
                                                           --------     --------
 Total liabilities and stockholders' equity............    $115,486     $ 59,473
                                                           --------     --------
                                                           --------     --------

* Amounts derived from audited information


                            See accompanying notes

                        GLACIER WATER SERVICES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except shares and per share data)
                                  (unaudited)

                                                           THREE MONTHS ENDED
                                                         APRIL 5,      APRIL 4,
                                                           1998          1997
                                                        --------       --------
    Revenues.........................................   $ 12,814      $  11,176

    Operating costs and expenses:
    Operating expenses...............................      8,411          7,075
    Selling, general and administrative expenses.....      1,941          1,608
    Depreciation and amortization....................      2,437          1,880
           Non-recurring charges.....................         --            471
                                                       ---------      ---------
    Total operating costs and expenses...............     12,789         11,034
                                                       ---------      ---------
    Income from operations...........................         25            142

    Interest expense, net............................        763            319
                                                       ---------      ---------
    Loss before income taxes.........................       (738)          (177)
    Income tax benefit...............................       (252)           (66)
                                                       ---------      ---------
    Net loss.........................................  $    (486)      $   (111)
                                                       ---------      ---------
                                                       ---------      ---------
    Basic and diluted net loss per share.............  $    (.15)       $  (.03)
                                                       ---------      ---------
                                                       ---------      ---------
    Weighted average shares outstanding..............  3,211,988      3,316,391
                                                       ---------      ---------
                                                       ---------      ---------

                              See accompanying notes

                         GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                APRIL 5,    APRIL 4,
                                                                                  1998        1997
                                                                                --------    --------
Cash flows from operating activities:
       Net loss........................................................        $  (486)      $  (111)
       Adjustments to reconcile net loss to net cash provided by
             operating activities:
            Depreciation and amortization..............................          2,437         1,880
            Loss on disposal of assets.................................              9           216
            Realized gains on sales of marketable securities...........           (276)           --
        Change in operating assets and liabilities.....................           (874)         (544)
                                                                              --------      --------
               Net cash provided by operating activities...............            810         1,441
                                                                              --------      --------
Cash flows from investing activities:
        Purchases of marketable securities.............................        (39,686)           --
        Proceeds from sales and maturities of marketable securities....          7,180            --
        Purchases of property and equipment............................            (95)          (69)
        Net investment in vending equipment............................         (4,592)       (3,161)
        Purchase of Aqua-Vend..........................................             --        (9,355)
                                                                              --------      --------
               Net cash used in investing activities...................        (37,193)      (12,585)
                                                                              --------      --------
Cash flows from financing activities:
        Issuance of company obligated manditorily redeemable
               preferred securities, net of discount...................         81,600            --
        Proceeds from long-term borrowings.............................            950        14,717
        Principal payments on long-term borrowings.....................        (29,682)       (3,579)
        Proceeds from issuance of stock................................            117             6
        Purchase of treasury stock.....................................         (1,040)           --
                                                                              --------      --------
               Net cash provided by financing activities...............         51,945        11,144
                                                                              --------      --------
Net increase in cash and cash equivalents..............................         15,562            --
Cash and cash equivalents, beginning of period.........................             13            11
                                                                              --------      --------
Cash and cash equivalents, end of period...............................       $ 15,575      $     11
                                                                              --------      --------
                                                                              --------      --------
Supplemental disclosure of cash flow information:
        Interest paid..................................................       $  1,622      $    406
                                                                              --------      --------
                                                                              --------      --------
        Income taxes paid..............................................       $      4      $     69
                                                                              --------      --------
                                                                              --------      --------









                            See accompanying notes

                         GLACIER WATER SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                April 5, 1998
                                 (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CHANGE IN FISCAL YEAR

       Effective January 1, 1997, the Company prospectively changed its fiscal year from twelve calendar months ending December 31 to a 52- or 53- week fiscal year ending on the Sunday closest to December 31. The period from January 1, 1997 to January 3, 1997 was not significant to the first quarter of 1997, and accordingly was not reported separately. As a result of the change, the first quarter of fiscal 1997 had 94 days, compared to 91 days in the first quarter of fiscal 1998.

     BASIS OF PRESENTATION

       In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three-month periods ending April 5, 1998 and April 4, 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended April 5, 1998 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 4, 1998.

     OTHER COMPREHENSIVE INCOME

       Effective January 5, 1998, the Company adopted FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME ("Statement No. 130"), which established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Prior to 1998, the Company had no other comprehensive income. The components of comprehensive income (loss) for the three-month period ended April 5, 1998 are reported as follows (in thousands):

             Net loss                                          $(486)
             Other comprehensive income:
               Unrealized gain on marketable securities,
                 net of tax                                       94
                                                              -------
             Comprehensive loss                                $(392)
                                                              -------
                                                              -------

     RECLASSIFICATION

       Certain prior year amounts have been reclassified to conform to the current presentation.

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 April 5, 1998
                                  (unaudited)


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

             Inventories                                 $  208
             Prepaid expenses                               255
             Vending equipment                            7,565
             Other fixed assets                             145
             Prepaid marketing incentives                 1,225
             Other non-current assets                       110
             Sales tax liability                           (153)
                                                         -------
                                                         $9,355
                                                         -------
                                                         -------

     The unaudited consolidated pro forma results of operations for the three-month period ended April 4, 1997 set forth below assume that the transaction occurred as of the beginning of the period (in thousands, except per share amounts):

                                                       April 4,
                                                         1997
                                                       --------
             Net revenues                              $14,334
             Loss from operations                         (609)
             Net loss                                     (695)
             Net loss per common share                   ($.22)

3.   INVESTMENTS

       Investments are accounted for in accordance with FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At April 5, 1998 and January 4, 1998, the Company considered all investments as available for use in its current operations, and therefore classified them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of stockholders' equity. Interest, dividends, realized gains and losses and declines in value judged to be other-than-temporary are included in interest expense, net. The cost of securities sold is based on the specific identification method.

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 April 5, 1998
                                  (unaudited)


       At January 4, 1998, short-term investments consisted of corporate securities and convertible securities, and cost approximated fair value. At April 5, 1998, short-term investments consisted of the following (in thousands):

                                             Gross        Gross        Estimated
                                          Unrealized   Unrealized        Fair
                                  Cost       Gains       Losses         Value
                                  ----       -----      ------         --------
Corporate securities            $14,034     $  114      $  (219)      $13,929
Convertible securities            6,257        385          (47)        6,595
U.S. government securities        2,103     $   55           --         2,158
                                -------     ------      -------       -------
Total debt securities            22,394        554         (266)       22,682

Equity securities                10,703        883       (1,026)       10,560
                                -------     ------      -------       -------
Total marketable securities     $33,097     $1,437     $ (1,292)      $33,242
                                -------     ------      -------       -------
                                -------     ------      -------       -------

       Proceeds from sales or maturities of marketable securities for the three-month period ended April 5, 1998 were $7,180,000. Gross gains and losses realized on such sales or maturities were $322,000 and $46,000, respectively. The Company's investment guidelines include investing approximately $15.5 million of its portfolio with a professional asset management firm whose investment approach consists of investing in hedged transactions. Each position in the portfolio is created by purchasing a convertible debt or equity security and selling short the underlying common stock against it. Gains and losses in the convertible security are offset by losses and gains in the short position. The gross gains and losses reflected in the above table are primarily the result of this investment approach.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Effective January 1, 1997, the Company prospectively changed its fiscal year from twelve calendar months ending December 31 to a 52- or 53-week fiscal year ending on the Sunday closest to December 31. The period from January 1, 1997 to January 3, 1997 was not significant to the first quarter of 1997, and accordingly, was not reported separately. As a result of the change, the first quarter of fiscal 1997 had 94 days, compared to 91 days in the first quarter of fiscal 1998.

During the first quarter of 1998, the Company installed 262 outside machines and 151 in-store machines to finish the quarter with 12,857 machines in operation, 12,168 outside and 689 in-store machines. At April 4, 1997, the Company had a total of 12,438 machines in operation, 12,198 outside and 240 in-store machines.

On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly-owned subsidiary of McKesson Corporation. The assets purchased included approximately 3,000 water vending machines. In connection with the acquisition, the Company developed a detailed integration plan which included the removal of approximately 800 Aqua-Vend machines from service, the upgrade and modification of the majority of the remaining Aqua-Vend machines and the rationalization and relocation of Aqua-Vend machines within Glacier's network of machines. The revenues and operating costs associated with these machines from March 29, 1997 to April 4, 1997 were not material and are included in the Company's results of operations for the quarter ended April 4, 1997.

REVENUES

For the quarter ended April 5, 1998, revenues increased 14.7% to $12,814,000, from $11,176,000, in the first quarter of fiscal 1997. This increase was due to the increase of approximately 36.1% in the average number of machines in operation throughout the quarter; however, average revenues per machine declined approximately 15.7% due to the negative effects of El Nino and the related heavy rainfall in Southern California, the Company's largest market area.

COSTS AND EXPENSES

Operating expenses for the quarter ended April 5, 1998 were $8,411,000, or 65.6% of revenues, compared to $7,075,000, or 63.3% of revenues in the same period last year. The total dollar increase is due to the additional commissions and service costs associated with the additional number of machines in operation throughout the first quarter. The increase as a percentage of revenues is due to the decrease in average revenues per machine discussed above.

Selling, general and administrative ("SG&A") expenses for the quarter ended April 5, 1998 increased to $1,941,000, or 15.1% of revenues, compared to $1,608,000, or 14.4% of revenues in the same period last year. The increase in total dollars is due primarily to additional activities supporting the Company's significant increase in machines, primarily the result of the Aqua-Vend acquisition that occurred at the end of the first quarter 1997. The increase in SG&A as a percentage of revenues is due to the decrease in average revenues per machine discussed above.

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


The non-recurring charges of $471,000 in 1997 represent costs incurred to close certain Glacier locations and write off obsolete assets pursuant to the Company's plan to integrate Aqua-Vend's operations with its own.

Depreciation and amortization expense was $2,437,000, for the quarter ended April 5, 1998, compared to $1,880,000 in the same period last year. The increase is a result of the net addition of approximately 2,400 Aqua-Vend machines through the March 28, 1997 acquisition, and the installation of approximately 616 new Glacier machines since April 5, 1997.

Interest expense, net of interest income and realized gains and losses on sales of short-term investments, for the quarter increased to $763,000, from $319,000 in the same period last year. The increase is due to the increase in new machines, combined with the issuance of $85 million of Trust Preferred Securities.

As a result of the foregoing, the net loss for the quarter ended April 5, 1998 was $486,000, or $.15 per share, compared with a net loss of $111,000, or $.03 per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

On January 27, 1998, the Company, through a newly created business trust and wholly-owned subsidiary, completed a public offering of 3.4 million of 9.1/16% Cumulative Trust Preferred Securities with a liquidation amount of $25 per
security (the "Trust Preferred Securities").    The proceeds from the sale of
the Trust Preferred Securities were used to purchase an equivalent amount of 9 1/16% Junior Subordinated Debentures (the "Debentures"). With the net proceeds of $81.6 million from the sale of the Debentures, the Company repaid its outstanding bank debt of approximately $28.7 million, terminated its bank credit agreement and invested the remainder in cash equivalents and short-term
marketable securities.   These investments, as well as cash flows from
operations, are the Company's primary sources of liquidity. In addition, the Company has the capacity to borrow up to $5 million from a national brokerage firm against its investments in marketable securities, at an interest rate of 6.5% per annum.

At April 5, 1998, the Company had cash and cash equivalents and marketable securities of $48.8 million, and working capital of $50.8 million. For the quarter ended April 5, 1998, net cash provided by operations totaled $810,000.

Net cash provided by financing and investing activities was $14.8 million for the quarter ended April 5, 1998. After the issuance of the Trust Preferred Securities and the repayment of its outstanding bank debt, the Company made net purchases of short-term marketable securities of $32.5 million, and made capital investments of $4.7 million in vending machines and other equipment.

STATEMENTS IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, TRADE RELATIONS, DEPENDENCE ON CERTAIN LOCATIONS AND COMPETITION. FURTHER INFORMATION ON POTENTIAL FACTORS WHICH COULD AFFECT THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY ARE INCLUDED IN THE FILINGS OF THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S REGISTRATION STATEMENT ON FORM S-2, AS AMENDED, (FILE NO. 333-40335) AND ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JANUARY 4, 1998.

                           PART II - OTHER INFORMATION


ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

        a. EXHIBITS

           Exhibit 27. 1  Financial Data Schedule.

        b. REPORTS ON FORM 8-K

           The Company filed a Report on Form 8-K/A on January 22, 1998.



                                   EXHIBITS


        27.1 Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     GLACIER WATER SERVICES, INC.


Date:  May 19, 1998                    By: /s/Jerry A. Gordon
                                           ----------------------
                                           Jerry A. Gordon
                                           President and Chief Operating Officer



Date: May 19, 1998                     By: /s/Brenda K. Foster
                                           ----------------------
                                           Brenda K. Foster
                                           Vice President, Controller