Form 10-Q
period 1998-07-05
GLACIER WATER SERVICES INC
filed 1998-08-17
CIK 883505

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:  July 5, 1998

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from____________________to_________________

       Commission File Number: 1-11012

                         Glacier Water Services, Inc.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      33-0493559
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2261 Cosmos Court, Carlsbad, California                     92009
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (760)  930-2420
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES  [X]    NO [_]

  Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 3,061,925 shares of common stock, $.01 par value, outstanding at August 13, 1998.

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                         July 5,             January 4,
                                                                                          1998                1998*
                                                                                     ---------------     ---------------
                                                                                       (unaudited)
ASSETS
------
Current assets:
  Cash and cash equivalents........................................................     $  5,114            $    13
  Short-term investments, at fair value............................................       40,338                315
  Accounts receivable..............................................................        1,118                467
  Inventories......................................................................        2,722              3,007
  Prepaid commissions and other....................................................        1,412              1,164
                                                                                        --------            -------
      Total current assets.........................................................       50,704              4,966

Property and equipment, net of accumulated depreciation............................       53,254             48,523
Other assets.......................................................................        9,363              5,984
                                                                                        --------            -------
Total assets.......................................................................     $113,321            $59,473
                                                                                        ========            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable.................................................................     $    506            $   602
  Accrued commissions and other liabilities........................................        2,924              2,389
                                                                                        --------            -------
      Total current liabilities....................................................        3,430              2,991
Long-term debt.....................................................................            -             28,732
Deferred income taxes..............................................................        2,743              3,127

Company obligated mandatorily redeemable preferred securities of
 subsidiary trust holding solely junior subordinated debentures....................       85,000                  -

Stockholders' equity:
 Preferred stock, $.01 par value; 100,000 shares authorized,
      no shares issued or outstanding..............................................            -                  -
 Common stock, $.01 par value;
      10,000,000 shares authorized, 3,203,125 and
      3,226,175 shares issued and outstanding, respectively........................           34                 34
 Additional paid-in capital........................................................       15,707             15,548
 Retained earnings.................................................................       11,784             12,661
 Treasury stock, at cost, 207,000 and 172,600 shares, respectively.................       (4,665)            (3,620)
 Unrealized loss on short-term investments, net of tax.............................         (712)                 -
                                                                                        --------            -------
      Total stockholders' equity...................................................       22,148             24,623
                                                                                        --------            -------
Total liabilities and stockholders' equity.........................................     $113,321            $59,473
                                                                                        ========            =======

  * Amounts derived from audited information

                             See accompanying notes

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                (in thousands, except shares and per share data)
                                  (unaudited)



                                                      Three Months Ended                Six Months Ended
                                                    July 5,          July 4,         July 5,          July 4,
                                                     1998             1997            1998             1997
                                                   --------        --------        --------         --------
Revenues...........................................  $14,433         $16,038        $27,247         $27,214

Operating costs and expenses:
   Operating expenses..............................    9,284           9,834         17,695          16,909
   Selling, general and administrative expenses....    2,622           1,852          4,563           3,460
   Depreciation and amortization...................    2,569           2,318          5,006           4,198
       Non-recurring charges.......................        -             870              -           1,341
                                                      -------         -------        -------         -------
       Total operating costs and expenses.........    14,475          14,874         27,264          25,908
                                                      -------         -------        -------         -------

Income (loss) from operations.....................       (42)          1,164            (17)          1,306

Interest expense, net.............................       504             528          1,267             847
                                                     -------         -------        -------         -------

Income (loss) before income taxes.................      (546)            636         (1,284)            459
Income tax provision (benefit)....................      (155)            238           (407)            172
                                                     -------         -------        -------         -------

Net income (loss).................................   $  (391)        $   398        $  (877)        $   287
                                                     =======         =======        =======         =======


Basic and diluted earnings (loss) per share.......   $  (.12)        $   .12        $  (.27)           $.09
                                                     =======         =======        =======         =======





                             See accompanying notes

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                    (unaudited)

                                                                                                  Six Months Ended
                                                                                                July 5,        July 4,
                                                                                                 1998           1997
                                                                                              -----------   -------------
Cash flows from operating activities:
  Net income (loss)........................................................................     $   (877)       $    287
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization........................................................        5,006           4,198
      Loss on disposal of assets...........................................................            -             231
      Realized gains on sales of marketable securities.....................................         (304)              -
  Change in operating assets and liabilities...............................................       (1,232)           (339)
                                                                                              ----------    ------------
        Net cash provided by operating activities..........................................        2,593           4,377
                                                                                              ----------    ------------
Cash flows from investing activities:
  Purchase of marketable securities........................................................      (51,566)              -
  Proceeds from sales and maturities of marketable securities..............................       10,752               -
  Purchase of property and equipment.......................................................         (252)           (119)
  Net investment in vending equipment......................................................       (8,408)         (5,728)
  Purchase of Aqua-Vend....................................................................            -          (9,355)
                                                                                              ----------    ------------
        Net cash used in investing activities..............................................      (49,474)        (15,202)
                                                                                              ----------    ------------
Cash flows from financing activities:
  Issuance of company obligated manditorily redeemable preferred
    securities, net of discount............................................................       81,600               -
  Proceeds from long-term borrowings.......................................................          950          19,980
  Principal payments on long-term borrowings...............................................      (29,682)         (9,304)
  Proceeds from issuance of stock..........................................................          159             148
  Purchase of treasury stock...............................................................       (1,045)              -
                                                                                              ----------    ------------
        Net cash provided by financing activities..........................................       51,982          10,824
                                                                                              ----------    ------------
Net increase (decrease) in cash and cash equivalents.......................................        5,101              (1)
Cash and cash equivalents, beginning of period.............................................           13              11
                                                                                              ----------    ------------
Cash and cash equivalents, end of period...................................................     $  5,114        $     10
                                                                                              ==========    ============

Supplemental disclosure of cash flow information:
  Interest paid............................................................................     $  2,953        $    937
                                                                                              ==========    ============
  Income taxes paid........................................................................     $      4        $    353
                                                                                              ==========    ============



                             See accompanying notes

                         GLACIER WATER SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 5, 1998
                                 (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Change in Fiscal Year

       Effective January 1, 1997, the Company prospectively changed its fiscal year from twelve calendar months ending December 31 to a 52- or 53- week fiscal year ending on the Sunday closest to December 31. The period from January 1, 1997 to January 3, 1997 was not significant to the six-month period ended July 4, 1997, and accordingly was not reported separately. As a result of the change, the six-month period ended July 4, 1997 had 185 days, compared to 182 days in the six-month period July 5, 1998.

     Basis of Presentation

       In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three- and six-month periods ending July 5, 1998 and July 4, 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended July 5, 1998 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 4, 1998.


     Other Comprehensive Income

       Effective January 5, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Prior to 1998, the Company had no other comprehensive income. The components of comprehensive loss for the three- and six-month periods ended July 5, 1998 are reported as follows (in thousands):


                                                     Three             Six
                                                     Months           Months
                                                     Ended            Ended
                                                    -------          -------
Net loss                                            $  (391)         $  (877)
Other comprehensive loss:
  Unrealized loss on marketable securities,
    net of tax
                                                    -------          -------
                                                       (806)            (712)
                                                    -------          -------
Comprehensive loss                                  $(1,197)         $(1,589)
                                                    =======          =======

                         GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                 July 5, 1998
                                 (unaudited)


     Reclassification

       Certain prior year amounts have been reclassified to conform to the current presentation.


2.   INVESTMENTS

       Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At July 5, 1998 and January 4, 1998, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of stockholders' equity. Interest, dividends, realized gains and losses and declines in value judged to be other-than-temporary are included in interest expense, net. The cost of securities sold is based on the specific identification method.

       At January 4, 1998, short-term investments consisted of corporate securities and convertible securities, and cost approximated fair value. At July 5, 1998, short-term investments consisted of the following (in thousands):

                                                       Gross           Gross        Estimated
                                                     Unrealized     Unrealized         Fair
                                        Cost            Gains          Losses          Value
                                       -------       ----------     ----------      ---------
Corporate securities                   $21,880         $  167         $  (685)        $21,362
Convertible securities                   7,004            176            (412)          6,768
U.S. government securities               3,234              -            (551)          2,683
                                       -------         ------         -------         -------
Total debt securities                   32,118            343          (1,648)         30,813

Equity securities                        9,315          1,336          (1,126)          9,525
                                       -------         ------         -------         -------
Total marketable securities            $41,433         $1,679         $(2,774)        $40,338
                                       =======         ======         =======         =======

     Proceeds from sales or maturities of marketable securities for the three- and six-month periods ended July 5, 1998 were $3,572,000 and $10,752,000, respectively. Gross realized gains on such sales or maturities for the three- and six-month periods were $360,000 and $681,000, respectively. Gross realized losses for the three- and six-month periods were $331,000 and $377,000, respectively. The Company's investment guidelines include investing approximately $15.5 million of its portfolio with a professional asset management firm whose investment approach consists of investing in hedged transactions. Each position in the portfolio is created by purchasing a convertible debt or equity security and selling short the underlying common stock against it. Gains and losses in the convertible security are offset by losses and gains in the short position. The gross gains and losses reflected in the above table are primarily the result of this investment approach.

                         GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(Continued)
                                 July 5, 1998
                                  (unaudited)



3. EARNINGS PER SHARE

  The following table sets forth the calculation of basic and diluted earnings
(loss) per share:


                                                             Three Months Ended                Six Months Ended
                                                        -----------------------------   ------------------------------
                                                             July 5,         July 4,         July 5,         July 4,
                                                              1998            1997            1998            1997
                                                              ----            ----            ----            ----
Numerator:
   Net income (loss)..................................     $ (391,000)     $  398,000      $ (877,000)      $  287,000
                                                           ----------      ----------      ----------       ----------

   Numerator-basic and diluted........................     $ (391,000)     $  398,000      $ (877,000)      $  287,000
                                                           ==========      ==========      ==========       ==========
Denominator:
   Weighted-average shares............................      3,201,389       3,214,419       3,206,688        3,211,452

   Effect of dilutive securities -
       employee stock options.........................              -          95,591               -          101,701
                                                           ----------      ----------      ----------       ----------
   Weighted average common and
       potential common shares........................      3,201,389       3,310,010       3,206,688        3,313,153
                                                           ==========      ==========      ==========       ==========
Basic earnings (loss) per share.......................     $     (.12)     $      .12      $     (.27)      $      .09
                                                           ==========      ==========      ==========       ==========
Diluted earnings (loss) per share.....................     $     (.12)     $      .12      $     (.27)      $      .09
                                                           ==========      ==========      ==========       ==========

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Overview
--------

During the second quarter of 1998, the Company installed 191 outside machines and 112 in-store machines to finish the quarter with 13,160 machines in operation, 12,359 outside machines and 801 in-store machines. At July 4, 1997, the Company had a total of 12,305 machines in operation, 11,927 outside machines and 378 in-store machines.

On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly-owned subsidiary of McKesson Corporation. The assets purchased included approximately 3,000 water vending machines. The transaction was accounted for under the purchase method, and the six-month period ended July 4, 1997 includes the revenues and operating costs associated with the purchased machines from March 29, 1997.

Revenues
--------

For the quarter and six-month period ended July 5, 1998, the Company's revenues were adversely affected by the El Nino weather condition, which caused unusually heavy rainfall and cool temperatures in California and the western United States. California, with over 55% of the Company's total machines in operation, is the Company's largest market.

For the quarter, revenues decreased 10.0% to $14,433,000, from $16,038,000 in the second quarter of 1997, due to a decrease in average revenue per machine. Average revenue per machine decreased 14.2% from the same period in 1997 due to the adverse weather conditions. This decrease, however, was offset in part by an increase of 4.9% in the average number of machines in operation throughout the quarter.

For the six-month period, revenues remained consistent with the same period in the prior year, at $27,247,000, compared to $27,214,000 in fiscal 1997. For the six-month period, average revenue per machine decreased 15.9% from the same period in 1997 due to the adverse weather conditions. This decrease, however, was offset by an increase of 19.0% in the average number of machines in operation throughout the period.

Costs and Expenses
------------------

Operating expenses for the quarter ended July 5, 1998 decreased to $9,284,000, or 64.3% of revenues, compared to $9,834,000, or 61.3% of revenues in the same period last year. The decrease in total operating expenses is primarily the result of lower total commissions, a direct function of lower revenues. The lower commissions in the quarter were offset in part by higher total and per-machine servicing costs, resulting from the Company's expansion into new market areas where significant operating efficiencies have not yet been achieved. The increase in servicing costs, combined with the decrease in revenues, resulted in the increase in operating costs as a percentage of revenues for the quarter.

Operating expenses for the six-month period ended July 5, 1998 increased to $17,695,000, or 64.9% of revenues, compared to $16,909,000, or 62.1% of revenues in the same period last year. Total commissions for the six-month period remained flat, consistent with revenues for the period. The increase in total operating costs, and in operating costs as a percentage of revenues, is the result of increased servicing costs relating to expansion.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

Selling, general and administrative ("SG&A") expenses for the quarter ended July 5, 1998 increased to $2,622,000, or 18.2% of revenues, compared to $1,852,000, or 11.5% of revenues in the same period last year. SG&A expenses for the six-month period increased to $4,563,000, or 16.7% of revenues, compared to $3,460,000, or 12.7% of revenues in the same period last year. The increase in total SG&A expenses and SG&A expenses as a percentage of revenues in both the quarter and six-month period is due primarily to increased sales and marketing activity. In the second quarter of fiscal 1998, the Company began its first media advertising campaign in the test markets of San Diego and Phoenix, at a cost of approximately $500,000. Also contributing to the increase in SG&A costs are activities related to the Company's expansion into new market areas, including the commencement of operations in Mexico during the second quarter.

Depreciation and amortization expense was $2,569,000 for the quarter ended July 5, 1998, compared to $2,318,000 in the same period last year. Depreciation and amortization expense was $5,006,000 for the six-month period ended July 5, 1998, compared to $4,198,000 for the same period last year. The increases in each period are the result of the net addition of approximately 2,400 Aqua-Vend machines through the March 28, 1997 acquisition, and the installation of 855 new Glacier machines since July 4, 1997.

The non-recurring charges of $870,000 for the quarter and $1,341,000 for the six-month period ended July 4, 1997 represent costs incurred to close certain Glacier locations and write off obsolete assets in conjunction with the integration of Aqua-Vend into Glacier's operations.

Interest expense, net, was $504,000 for the quarter ended July 5, 1998, compared to interest expense of $528,000 in the same period last year. Interest expense, net, for the six-month period ended July 5, 1998, increased to $1,267,000, compared to interest expense of $847,000 for the same period last year. For the quarter, interest expense increased from the prior year due to the issuance of Trust Preferred Securities, however, the higher expense was offset in large part by interest income and net realized gains on sales of short-term investments of $1,421,000. For the six-month period, the increase in interest expense over the prior year was offset to a lesser extent by interest income and net realized gains of $2,294,000.

As a result of the foregoing, the net loss was $391,000, or $.12 per share for the quarter and $877,000, or $.27 per share for the six-month period ended July 5, 1998, compared with net income of $398,000, or $.12 per share for the quarter and $287,000, or $.09 per share for the six-month period ended July 4, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On January 27, 1998, the Company, through a newly created business trust and wholly-owned subsidiary, completed a public offering of 3.4 million 9 1/16% Cumulative Trust Preferred Securities with a liquidation amount of $25 per
security (the "Trust Preferred Securities").    The proceeds from the sale of
the Trust Preferred Securities were used to purchase an equivalent amount of 9 1/16% Junior Subordinated Debentures (the "Debentures") from the Company. With the net proceeds of $81.6 million from the sale of the Debentures, the Company repaid its outstanding bank debt of approximately $28.7 million, terminated its bank credit agreement and invested the remainder in cash equivalents and short-
term marketable securities.   These short-term investments, as well as cash
flows from operations, are the Company's primary sources of liquidity. In addition, the Company has the capacity to borrow up to $5 million from a national brokerage firm against its investments in

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(CONTINUED)

marketable securities, at an interest rate of 6.5% per annum. The Company had no borrowings other than the Debentures outstanding at July 5, 1998.

At July 5, 1998, the Company had cash and cash equivalents and marketable securities of $45.5 million, and working capital of $47.3 million. For the six-month period ended July 5, 1998, net cash provided by operations totaled $2.6 million.

Net cash provided by financing activities was $52.0 million, and net cash used in investing activities was $49.5 million for the six-month period ended July 5, 1998. After the issuance of the Trust Preferred Securities and the repayment of its outstanding bank debt, the Company made net purchases of short-term marketable securities of $51.6 million, and made capital investments of $8.7 million in vending machines and other equipment. The Company has the authorization to purchase up to 500,000 shares of its common stock from time to time on the open market. During the six-month period the Company invested $1.0 million in the purchase of treasury stock and as of July 5, 1998, the Company was authorized to purchase an additional 293,000 shares, or approximately 9.1% of the Company's total shares outstanding.

The Company believes that its cash flows from operations and the remaining proceeds from the issuance of the Trust Preferred Securities will be sufficient to meets its anticipated operating and capital requirements including its investment in vending machines and expansion, both domestic and international, as well as distributions related to the Trust Preferred Securities, for at least the next twelve months.

Statements in this report that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements with respect to the financial condition and results of operations of the Company involve risks and uncertainties including, but not limited to, trade relations, dependence on certain locations and competition. Further information on potential factors which could affect the financial condition and results of operations of the Company is included in the filings of the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Registration Statement on Form S-2, as amended, (File No. 333-40335) and its Annual Report on Form 10-K for the year ended January 4, 1998.

                          PART II - OTHER INFORMATION


ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits
           --------

           Exhibit 27.1  Financial Data Schedule for the six-month period ended
                             July 5, 1998.
           Exhibit 27.2  Restated Financial Data Schedule for the
                             twelve-month period ended December 31, 1996.
           Exhibit 27.3  Restated Financial Data Schedule for the nine-month period ended September 30, 1996.

        b. Reports on Form 8-K
           -------------------

           None.



                               INDEX TO EXHIBITS
                               -----------------


27.1  Financial Data Schedule for the six-month period ended July 5, 1998.
27.2 Restated Financial Data Schedule for the twelve-month period ended December 31, 1996.
27.3 Restated Financial Data Schedule for the nine-month period ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GLACIER WATER SERVICES, INC.


Date:  August 17, 1998
       ----------------            By: /s/ Jerry A. Gordon
                                   _______________________________________
                                   Jerry A. Gordon
                                   President and Chief Operating Officer



Date:  August 17, 1998
       ----------------            By: /s/ Brenda K. Foster
                                   _______________________________________
                                   Brenda K. Foster
                                   Vice President, Controller