Form 10-Q
period 1998-10-04
GLACIER WATER SERVICES INC
filed 1998-11-17
CIK 883505

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  October 4, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                      to_________________

     Commission File Number: 1-11012
                             -------

                             GLACIER WATER SERVICES, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

                Delaware                               33-0493559
------------------------------------------------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

2261 Cosmos Court, Carlsbad, California                                  92009
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                   (760)  930-2420
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES  /X/     NO / /
                                               -----      -----

     Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 3,021,525 shares of common stock, $.01 par value, outstanding at October 30, 1998.

                           PART 1 - FINANCIAL INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS

                            GLACIER WATER SERVICES, INC.
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)



                                                                       October 4,          January 4,
                                                                          1998                1998*
                                                                       ----------          ----------
ASSETS                                                                (unaudited)
Current assets:

   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $  545             $    13
   Short-term investments, at fair value . . . . . . . . . . . . . . .    35,052                 315
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .     1,287                 467
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,507               3,007
   Prepaid commissions and other . . . . . . . . . . . . . . . . . . .     1,561               1,164
                                                                       ----------          ----------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . .    40,952               4,966

Property and equipment, net of accumulated depreciation. . . . . . . .    54,897              48,523
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,441               5,984
                                                                       ----------          ----------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $105,290           $  59,473
                                                                       ----------          ----------
                                                                       ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,349              $  602
   Accrued commissions and other liabilities . . . . . . . . . . . . .     3,636               2,389
                                                                       ----------          ----------
     Total current liabilities . . . . . . . . . . . . . . . . . . . .     4,985               2,991


Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -              28,732
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .     2,739               3,127
Company obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely junior
   subordinated debentures . . . . . . . . . . . . . . . . . . . . . .    85,000                   --

Stockholders' equity:
   Preferred stock, $.01 par value; 100,000 shares
     authorized, no shares issued or outstanding . . . . . . . . . . .         -                   -
Common stock, $.01 par value;
    10,000,000 shares authorized, 3,021,525 and
    3,226,175 shares issued and outstanding,
     respectively. . . . . . . . . . . . . . . . . . . . . . . . . . .        35                   34
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .    15,801              15,548
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .    12,074              12,661
   Treasury stock, at cost, 408,900 and 172,600
     shares, respectively. . . . . . . . . . . . . . . . . . . . . . .    (9,861)             (3,620)
   Unrealized loss on short-term investments . . . . . . . . . . . . .    (5,483)                  -
                                                                       ----------          ----------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . .    12,566              24,623
                                                                       ----------          ----------
Total liabilities and stockholders' equity . . . . . . . . . . . . . .  $105,290           $  59,473
                                                                       ----------          ----------
                                                                       ----------          ----------




* Amounts derived from audited information


                                See accompanying notes

                             GLACIER WATER SERVICES, INC.
                         CONSOLIDATED STATEMENTS OF OPERATION
                   (in thousands, except shares and per share data)
                                     (unaudited)




                                                                              Three Months Ended             Nine Months Ended
                                                                            October 4,    October 5,     October 4,     October 5,
                                                                               1998           1997           1998           1997
                                                                            ---------      ---------      ---------      ---------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  16,916      $  17,138      $  44,163      $  44,352

Operating costs and expenses:
     Operating expenses. . . . . . . . . . . . . . . . . . . . . . . .         10,610         10,573         28,305         27,482
     Selling, general and administrative expenses. . . . . . . . . . .          2,637          1,954          7,199          5,414
     Depreciation and amortization . . . . . . . . . . . . . . . . . .          2,624          2,317          7,630          6,515
     Non-recurring charges . . . . . . . . . . . . . . . . . . . . . .              -          1,721              -          3,062
                                                                            ---------      ---------      ---------      ---------
        Total operating costs and expenses . . . . . . . . . . . . . .         15,871         16,565         43,134         42,473
                                                                            ---------      ---------      ---------      ---------
Income from operations . . . . . . . . . . . . . . . . . . . . . . . .          1,045            573          1,029          1,879

Interest expense, and investment gain/(loss) net . . . . . . . . . . .            493            570          1,760          1,417
                                                                            ---------      ---------      ---------      ---------

Income (loss) before income taxes. . . . . . . . . . . . . . . . . . .            552              3           (731)           462
Income tax provision (benefit) . . . . . . . . . . . . . . . . . . . .            260            (29)          (147)           143
                                                                            ---------      ---------      ---------      ---------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .      $     292      $      32      $    (584)     $     319
                                                                            ---------      ---------      ---------      ---------
                                                                            ---------      ---------      ---------      ---------
Basic and diluted earnings (loss) per share. . . . . . . . . . . . . .      $     .10      $     .01      $    (.18)     $     .10
                                                                            ---------      ---------      ---------      ---------
                                                                            ---------      ---------      ---------      ---------




                                See accompanying notes

                             GLACIER WATER SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)



                                                                                       Nine Months Ended
                                                                                   October 4,       October 5,
                                                                                      1998              1997
                                                                                   --------           --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (584)           $    319
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .     7,630               6,515
    Loss on disposal of assets . . . . . . . . . . . . . . . . . . . . . . . . .         -                 195
    Realized gains on sales of marketable securities . . . . . . . . . . . . . .      (805)                 -
  Change in operating assets and liabilities.. . . . . . . . . . . . . . . . . .      (815)               (228)
                                                                                   --------           --------
     Net cash provided by operating activities . . . . . . . . . . . . . . . . .     5,426               6,801
                                                                                   --------           --------
Cash flows from investing activities:
  Purchase of marketable securities. . . . . . . . . . . . . . . . . . . . . . .   (68,379)                 -
  Proceeds from sales and maturities of marketable securities. . . . . . . . . .    28,367                  -
  Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . . .      (301)               (241)
  Net investment in vending equipment. . . . . . . . . . . . . . . . . . . . . .   (11,462)             (7,969)
  Proceeds from sale of property and equipment . . . . . . . . . . . . . . . . .         -                 111
  Purchase of Aqua-Vend. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -              (9,355)
                                                                                   --------           --------
     Net cash used in investing activities . . . . . . . . . . . . . . . . . . .   (51,775)            (17,454)
                                                                                   --------           --------
                                                                                   --------           --------
Cash flows from financing activities:
  Issuance of company obligated mandatorily
   redeemable preferred securities, net of discount. . . . . . . . . . . . . . .    81,600                  -
  Proceeds from long-term borrowings . . . . . . . . . . . . . . . . . . . . . .       950              25,140
  Principal payments on long-term borrowings . . . . . . . . . . . . . . . . . .   (29,682)            (14,684)
  Proceeds from issuance of stock. . . . . . . . . . . . . . . . . . . . . . . .       254                 196
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,241)                -
                                                                                   --------           --------
     Net cash provided by financing activities . . . . . . . . . . . . . . . . .    46,881              10,652
                                                                                   --------           --------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .       532                  (1)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .        13                  11
                                                                                   --------           --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . .  $    545            $     10
                                                                                   --------           --------
                                                                                   --------           --------
Supplemental disclosure of cash flow information:
     Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,879            $  1,506
                                                                                   --------           --------
                                                                                   --------           --------
     Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     12            $    365
                                                                                   --------           --------
                                                                                   --------           --------



See accompanying notes

                             GLACIER WATER SERVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   October 4, 1998
                                     (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CHANGE IN FISCAL YEAR

     Effective January 1, 1997, the Company prospectively changed its fiscal year from twelve calendar months ending December 31 to a 52- or 53- week fiscal year ending on the Sunday closest to December 31. The period from January 1, 1997 to January 3, 1997 was not significant to the nine-month period ended October 5, 1997, and accordingly was not reported separately. As a result of the change, the nine-month period ended October 5, 1997 had 278 days, compared to 273 days in the nine-month period ended October 4, 1998.

     BASIS OF PRESENTATION

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three- and nine-month periods ending October 4, 1998 and October 5, 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended October 4, 1998 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 4, 1998.


     OTHER COMPREHENSIVE INCOME

     Effective January 5, 1998, the Company adopted FASB Statement No. 130, REPORTING COMPREHENSIVE INCOME, which established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Prior to 1998, the Company had no other comprehensive income. The components of comprehensive loss for the three- and nine-month periods ended October 4, 1998 are reported as follows (in thousands):


                                                  Three          Nine
                                                  Months         Months
                                                  Ended          Ended
                                                --------       --------
Income/(Loss):
  Net income/(loss)                             $   292        $  (584)
Other comprehensive loss:
  Unrealized loss on marketable securities       (4,771)        (5,483)
                                                --------       --------
Comprehensive loss                              $(4,479)       $(6,067)
                                                --------       --------
                                                --------       --------


                            GLACIER WATER SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  October 4, 1998
                                     (unaudited)

     RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current presentation.


2.   INVESTMENTS

     Investments are accounted for in accordance with FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At October 4, 1998 and January 4, 1998, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported as a separate component of stockholders' equity. Interest, dividends, realized gains and losses and declines in value judged to be other-than-temporary are included in interest expense, net. The cost of securities sold is based on the specific identification method.

     At January 4, 1998, short-term investments consisted of corporate securities and convertible securities, and cost approximated fair value. At October 4, 1998, short-term investments consisted of the following (in thousands):



                                                               Gross           Gross       Estimated
                                                             Unrealized     Unrealized        Fair
                                                  Cost          Gains           Losses        Value
                                              ---------      ---------       ---------      --------
     Corporate securities. . . . . . . . . .  $  19,350      $      75      $  (3,643)      $ 15,782
     Convertible securities. . . . . . . . .      4,560              -           (736)         3,824
     U.S. government securities. . . . . . .      2,644              -           (923)         1,721
                                              ---------      ---------       ---------      --------
     Total debt securities . . . . . . . . .     26,554             75         (5,302)        21,327

     Equity securities . . . . . . . . . . .     13,981             -            (256)        13,725
                                              ---------      ---------       ---------      --------
     Total marketable securities . . . . . .  $  40,535      $      75      $  (5,558)      $ 35,052
                                              ---------      ---------       ---------      --------
                                              ---------      ---------       ---------      --------



     Proceeds from sales or maturities of marketable securities for the three- and nine-month periods ended October 4, 1998 were $17,624,000 and $28,367,000, respectively. Gross realized gains on such sales or maturities for the three- and nine-month periods were $1,261,000 and $1,942,000, respectively. Gross realized losses for the three- and nine-month periods were $760,000 and $1,137,000, respectively. The Company's investment guidelines include investing approximately $15.5 million of its portfolio with a professional asset management firm whose investment approach consists of investing in hedged transactions. Each position in the portfolio is created by purchasing a convertible debt or equity security and selling short the underlying common stock against it. The gross gains and losses reflected in the above table are primarily the result of this investment approach.

                             GLACIER WATER SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  October 4, 1998
                                     (unaudited)

3.   EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings (loss) per share:



                                                                    Three Months Ended             Nine Months Ended
                                                                    -------------------            ------------------
                                                                 October 4,     October 5,      October 4,   October 5,
                                                                    1998          1997              1998        1997
                                                                 ----------     ----------     -----------    ----------
Numerator:
  Net income (loss). . . . . . . . . . . . . . . . . . . . .     $  292,000     $   32,000     $ (584,000)    $  319,000
                                                                 ----------     ----------     -----------    ----------
  Numerator - basic and diluted. . . . . . . . . . . . . . .     $  292,000     $   32,000     $ (584,000)    $  319,000
                                                                 ----------     ----------     -----------    ----------
                                                                 ----------     ----------     -----------    ----------
Denominator:
  Weighted-average shares. . . . . . . . . . . . . . . . . .      2,893,759      3,226,759      3,162,912      3,216,461
  Effect of dilutive securities -
   Employee stock options. . . . . . . . . . . . . . . . . .        118,006        124,275             -         109,226
                                                                 ----------     ----------     -----------    ----------
  Weighted average common and
   Potential common shares . . . . . . . . . . . . . . . . .      3,011,765      3,351,034      3,162,912      3,325,687
                                                                 ----------     ----------     -----------    ----------
                                                                 ----------     ----------     -----------    ----------

Basic earnings (loss) per share. . . . . . . . . . . . . . .     $      .10     $      .01     $     (.18)    $      .10
                                                                 ----------     ----------     -----------    ----------
                                                                 ----------     ----------     -----------    ----------
Diluted earnings (loss) per share. . . . . . . . . . . . . .     $      .10     $      .01     $     (.18)    $      .10
                                                                 ----------     ----------     -----------    ----------
                                                                 ----------     ----------     -----------    ----------


                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

During the third quarter of 1998, the Company installed 230 outside machines and 119 in-store machines to finish the quarter with 13,509 machines in operation, 12,589 outside machines and 920 in-store machines. At October 5, 1997, the Company had a total of 12,170 machines in operation, 11,710 outside machines and 460 in-store machines.

On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly-owned subsidiary of McKesson Corporation. The assets purchased included approximately 3,000 water vending machines. The transaction was accounted for under the purchase method, and the nine-month period ended October 5, 1997 includes the revenues and operating costs associated with the purchased machines from March 29, 1997.

REVENUES

For the quarter ended October 4, 1998, the Company's revenues decreased 1.3% to $16,916,000, from $17,138,000 in the third quarter of 1997. Average revenue per machine for the quarter decreased 9% from last year. However, this decrease was offset in part by an increase of 8.4% in the average number of machines in operation throughout the quarter. The decrease in average revenue per machine and in total revenues was primarily due to the negative effects on sales in September from extensive media coverage in the Company's southern California markets regarding a test conducted by the County of Los Angeles on a sample of water vending machines.

For the nine-month period, revenues remained consistent with the same period in the prior year, at $44,163,000, compared to $44,352,000 in fiscal 1997. For the nine-month period, average revenue per machine decreased 13.1% from the same period in 1997. However, this decrease was offset by an increase of 14.4% in the average number of machines in operation throughout the period. The decrease in average revenue per machine and in total revenues was primarily due to the negative effects on sales in September from extensive media coverage of water vending machines mentioned above and due to the adverse effects on sales in the first half of the fiscal year from the El Nino weather condition, which caused unusually heavy rainfall and cool temperatures in California and the western United States.

COSTS AND EXPENSES

Operating expenses for the quarter ended October 4, 1998 increased to $10,610,000, or 62.7% of revenues, compared to $10,573,000, or 61.7% of revenues in the same period last year. Total commissions decreased for the quarter due to a reduction in average revenue per machine. The increase in total operating costs, and in operating costs as a percentage of revenues, is the result of increased servicing costs related to expansion.

Operating expenses for the nine-month period ended October 4, 1998 increased to $28,305,000, or 64.1% of revenues, compared to $27,482,000, or 62.0% of revenues in the same period last year. Total commissions for the nine-month period remained flat, consistent with revenues for the period. The increase in total operating costs, and in operating costs as a percentage of revenues, is the result of increased servicing costs related to expansion.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Selling, general and administrative ("SG&A") expenses for the quarter ended October 4, 1998 increased to $2,637,000, or 15.6% of revenues, compared to $1,954,000, or 11.4% of revenues in the same period last year. SG&A expenses for the nine-month period increased to $7,199,000, or 16.3% of revenues, compared to $5,414,000, or 12.2% of revenues in the same period last year. The increase in total SG&A expenses and SG&A expenses as a percentage of revenues in both the quarter and nine-month period is due primarily to increased sales and marketing activity and to legal expenses in connection with patent litigation. With respect to the increased sales and marketing activity, the Company commenced its first media advertising campaign in the test markets of San Diego and Phoenix in the second and third quarters, at a cost of approximately $800,000. Other sales and marketing activities related primarily to the Company's expansion into new market areas, including the commencement of operations in Mexico during the second quarter.

Depreciation and amortization expense was $2,624,000 for the quarter ended October 4, 1998, compared to $2,317,000 in the same period last year. Depreciation and amortization expense was $7,630,000 for the nine-month period ended October 4, 1998, compared to $6,515,000 for the same period last year. The increases in each period are the result of the net addition of approximately 2,400 Aqua-Vend machines through the March 28, 1997 acquisition, and the installation of 1,339 new Glacier machines since October 5, 1997.

The non-recurring charges of $1,721,000 for the quarter and $3,062,000 for the nine-month period ended October 5, 1997 represent costs incurred to close certain Glacier locations and write off obsolete assets in conjunction with the integration of Aqua-Vend into Glacier's operations.

Interest expense, net, was $493,000 for the quarter ended October 4, 1998, compared to interest expense of $570,000 in the same period last year. Interest expense, net, for the nine-month period ended October 4, 1998, increased to $1,760,000, compared to interest expense of $1,417,000 for the same period last year. For the quarter, interest expense decreased from the prior year due to a higher level of interest income and realized gain on sales of short-term investments of $1,458,000, which offset a higher interest expenses incurred on the Company's $85,000,000 Trust Preferred Securities. For the nine-month period, the increase in interest expense over the prior year was offset to a lesser extent by interest income and net realized gains of $3,752,000.

As a result of the foregoing, net income was $292,000, or $.10 per share for the quarter and net loss was $584,000, or ($.18) per share for the nine-month period ended October 4, 1998, compared with net income of $32,000, or $.01 per share for the quarter and $319,000, or $.10 per share for the nine-month period ended October 5, 1997.

LIQUIDITY AND CAPITAL RESOURCES

On January 27, 1998, the Company, through a newly created wholly-owned business trust, completed a public offering of 3.4 million 9 1/16% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security (the
"Trust Preferred Securities").    The proceeds from the sale of the Trust
Preferred Securities were used to purchase an equivalent amount of 9 1/16% Junior Subordinated Debentures (the "Debentures") from the Company. With the net proceeds of $81.6 million from the sale of the Debentures, the Company repaid its outstanding bank debt of approximately $28.7 million, terminated its bank credit agreement and invested the remainder in cash equivalents and
short-term marketable securities.   These short-term investments, as well as
cash flows from operations, are the Company's primary sources of liquidity. In addition, the Company has the capacity to borrow up to $5 million from a national brokerage firm against its investments in

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

marketable securities, at an interest rate of 6.5% per annum. The Company had no borrowings other than the Debentures outstanding at October 4, 1998.

At October 4, 1998, the Company had cash and cash equivalents and marketable securities of $35.6 million, and working capital of $36.0 million. For the nine-month period ended October 4, 1998, net cash provided by operations totaled $3.7 million.

Net cash provided by financing activities was $46.9 million, and net cash used in investing activities was $51.8 million for the nine-month period ended October 4, 1998. After the issuance of the Trust Preferred Securities and the repayment of its outstanding bank debt, the Company made net purchases of short-term marketable securities of $38.3 million, and made capital investments of $11.7 million in vending machines and other equipment. The Company has the authorization to purchase up to 750,000 shares of its common stock from time to time on the open market. During the nine-month period the Company invested $6.2 million in the purchase of treasury stock and as of October 4, 1998, the Company was authorized to purchase an additional 341,100 shares, or approximately 11.2% of the Company's total shares outstanding.

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

                            PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

       In response to an allegation by Pure Fill Corporation and Dennis DiSanto that certain features of the Company's water vending machines violate their patents, on October 28, 1997, the Company filed a lawsuit in the United States District Court for the Southern District of California against Pure Fill Corporation and Dennis DiSanto, as named defendants, seeking a declaration that the patents held by them are invalid under United States patent law and that the Company's water vending machines do not infringe any valid claim of the patents. On November 17, 1997, the defendants filed an answer to the complaint and a counterclaim alleging that the Company is infringing its patents. Although the Company believes, based on advice of patent counsel, that this litigation will not have a material adverse effect on the Company's business, financial condition or operating results, there can be no assurance that the lawsuit ultimately will be resolved in favor of the Company, or that the Company will not have to make modifications to its machines.

      On October 28, 1998, Pure Fill Corporation commenced an action against the Company in the Superior Court for the State of California, County of Stanislaus. The lawsuit alleges, among other things, that the Company violated provisions of the California State antitrust statute, the Cartwright Act, by purportedly conspiring to monopolize the market for the sale of non-prepackaged drinking water through self-service vending machines, selling product below cost, engaging in discriminatory pricing, and exclusive dealing. The plaintiff is seeking injunctive relief and damages in unspecified amounts. The Company has not yet responded to the complaint or commenced discovery. While this lawsuit is at a preliminary stage, the Company does not believe that the lawsuit has merit and intends to defend itself vigorously.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

          a.   EXHIBITS

               Exhibit 27.1  Financial Data Schedule for the
               nine-month period ended October 4, 1998.


          b.   REPORTS ON FORM 8-K
               None.

                                  INDEX TO EXHIBITS


         27.1 Financial Data Schedule for the nine-month period ended October 4, 1998.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GLACIER WATER SERVICES, INC.


Date:  NOVEMBER 13, 1998              By: /s/ Jerry A. Gordon
                                          -------------------------------------
                                          Jerry A. Gordon
                                          President and Chief Operating Officer