Form 10-K
period 1999-01-03
GLACIER WATER SERVICES INC
filed 1999-04-01
CIK 883505

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
              OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934   [NO FEE REQUIRED]

       For the fiscal year ended:      January 3, 1999

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _____to_____

                       Commission file number:   1-11012

                         GLACIER WATER SERVICES, INC.
                   ----------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                      33-0493559
  ---------------------------------                  -----------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

          2261 Cosmos Court,
            Carlsbad, CA                                      92009
  ---------------------------------                  ----------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:     (760)  930-2420
                                                     ----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K. [ ]

As of March 16, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $28,551,646 (calculated at the average bid and asked prices on March 16, 1999 on the American Stock Exchange multiplied by outstanding shares held by non-affiliates). For purposes of the foregoing calculation, certain persons who have filed reports on Schedule 13D with the SEC with respect to their beneficial ownership of more than 5% of the registrant's outstanding common stock and directors and officers have been excluded from the group of stockholders deemed to be non-affiliates of the registrants.

As of March 16, 1999, the registrant had 2,890,070 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 fiscal year.

===============================================================================

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


                                     PART I
Item 1.  Business

Introduction
------------

          Glacier Water Services, Inc., a Delaware Corporation ("Glacier" or the "Company"), is the leading provider of high quality, low priced drinking water dispensed to consumers through self-service vending machines. Since its inception in 1983, the Company has created a network of over 13,700 water vending machines throughout the sunbelt and midwest regions of the United States and Mexico. The Company's water vending machines are placed at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations.

          The Company's internally developed and manufactured water vending machines are connected to the municipal water source at each of its retail locations. The vending machines reduce impurities in the water through a combination of micron filtration, reverse osmosis, carbon absorption and ultraviolet sterilization. The Company generally charges $.25 to $.35 per gallon, which is significantly lower than the price of water sold off-the-shelf in retail locations or sold through home delivery services. The Company's water vending machines are clustered in close proximity to one another within the geographic areas served in order to assure cost-effective, quality service.
Each water vending machine is serviced and tested weekly.

          The Company has experienced significant growth. The number of water vending machines in operation has increased from 3,666 machines as of December 31, 1992 to 13,702 machines as of January 3, 1999. During fiscal year 1997, the Company's growth was primarily a result of the acquisition of the Company's largest competitor, Aqua-Vend, a division of McKesson Water Products Company.

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

Business Background
-------------------

The following table presents the number of machines installed annually since December 31, 1992:


            Total installed machines as of December 31, 1992....................................    3,666

            Machines added during the year:
                  1993..........................................................................    1,114
                  1994..........................................................................    1,945
                  1995..........................................................................    1,793
                  1996..........................................................................      646
                  1997..........................................................................    3,280
                  1998..........................................................................    1,258
                                                                                                   ------
            Total installed machines as of January 3, 1999......................................   13,702
                                                                                                   ======

          Total machines installed as of January 3, 1999 are distributed by state as follows:

                  California....................................................................    7,550
                  Texas.........................................................................    1,947
                  Florida.......................................................................    1,882
                  Arizona.......................................................................      917
                  Nevada........................................................................      325
                  Other.........................................................................    1,081
                                                                                                   ------
                                                                                                   13,702
                                                                                                   ======


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

          Glacier's internally developed water vending machines utilize micron filtration, reverse osmosis, carbon absorption and ultraviolet sterilization in order to provide high quality drinking water. The design of the Company's machines provides a high degree of reliability and serviceability through the use of interchangeable parts and a durable fiberglass cabinet. The machines are also designed to be easy for consumers to use, with clear and simple instructions.


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

          Maximize Operating Efficiencies. The Company creates economies of scale in its operations and achieves a competitive advantage over other vended water suppliers by clustering machines in close proximity to one another within the geographic areas served, in order to assure cost-effective, frequent service. The clustering has allowed the Company over the last five years to increase the number of machines serviced by technicians from 40 machines to 70 machines per week. The Company continuously strives to develop technical improvements to its water vending machines that make the machines easier to use and easier to service. To this end, the Company has made improvements to its water vending machines including the introduction of its fast-flow nozzle, which increases the speed of water flow from the Company's water vending machines thereby cutting consumer fill-time, and the introduction of the Company's dual-vend technology, which doubles the number of nozzles on a machine to allow consumers to fill two water containers simultaneously. The Company continually monitors and evaluates demand for the Company's product at each location. This allows the Company to continue to evaluate the productivity of each of its machines and relocate machines as necessary to optimize their productivity on an on-going basis.

Growth Strategy
---------------

          According to an industry source, there are approximately 72,000 grocery stores (excluding convenience stores) in the United States. The Company currently operates water vending machines at less than 10% of such locations. The Company intends to continue its expansion into these locations as well as into select international markets. The Company's growth strategy includes the following:

   . Increase Penetration of Existing Domestic Markets. The Company primarily operates in nine sunbelt states through the use of its outdoor water vending machines. Management believes it can place additional outdoor machines with both existing and new retail accounts in those states. Management also believes there are significant opportunities to add in-store water vending machines at its current retail chain account locations without adversely affecting revenues generated by its outdoor machines at such locations.

   . Expand Into New Domestic Markets. The Company intends to place its in-store water vending machines inside retail locations in cold-weather regions throughout the United States. In addition, the Company intends to expand into new warm-weather markets using both in-store and outdoor machines at large supermarket and drug store chains.

   . Expand Into Select International Markets. The Company intends to capitalize on the demand for bottled water outside of the United States by expanding into select international markets. The Company has established operations in Mexico as an entry into the international market. As of January 3, 1999 the Company has 144 water vending machines in operation in Mexico City.

   . Pursue Select Acquisition Opportunities. The Company intends to evaluate and pursue select strategic acquisition opportunities, but has no firm commitments with respect to acquisitions at this time.

The Aqua-Vend Acquisition
-------------------------

          On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly owned subsidiary of McKesson Corporation, for a purchase price of approximately $ 9.0 million. Prior to the acquisition, Aqua-Vend was the Company's largest competitor, with approximately 3,000 water vending machines. In connection with the acquisition, the Company developed a detailed integration plan, which included the removal of approximately 600 Aqua-Vend machines and the rationalization and relocation of Aqua-Vend machines within Glacier's network of machines.

Competition
-----------

          The bottled water market is highly competitive. The Company competes in the non-sparkling segment of the bottled water market with companies that deliver water to homes and offices, off-the-shelf marketers and other vending machine operators. Many of the Company's competitors have significantly greater resources than the Company. Since the Company's primary competitive advantage over water delivery services and off-the-shelf marketers is price, a substantial decline in the price of either delivered or off-the-shelf bottled water could adversely affect the demand for water dispensed from the Company's water vending machines.

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

Intellectual Property
---------------------

          The tradename and trademarks "Glacier Water" and "Glacier Water & Penguin Design" used by the Company contain the word "Glacier" which is commonly used and has been registered in connection with other marks and designs by a number of other entities for water and related services. The mark "Glacier Water", by itself, is considered by the United States Patent and Trademark Officer (the "PTO") to be generic in relation to water and related services.
One party claiming to sell bottled water in a limited area near Incline Village, Nevada, informed the Company that it objected to the Company's use of the mark "Glacier Water". However, the PTO has cancelled this party's registration. Accordingly, the Company believes that no party can claim exclusive rights in "Glacier Water", and the Company may only claim rights to stylized forms of the mark or the mark with design elements. Notwithstanding the foregoing, no assurance can be given that other entities might not assert superior or exclusive rights in the marks and seek to obtain damages from and injunctive relief against the Company. Thus, there can be no assurance that the Company's use of the tradename and trademarks "Glacier Water" and "Glacier Water & Penguin Design" will not violate the proprietary rights of others, which could result in a material adverse effect on the Company. The Company does not hold any patents.

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

Insurance
---------

          The Company carries general and product liability insurance. Its combined coverage is $26,000,000 per occurrence and $27,000,000 in the aggregate, which amounts the Company believes to be adequate. Although the Company is not aware of any actions having ever been filed and believes that the technology contained in its machines makes any contamination of the products dispensed by its machines unlikely, any significant damage awards against the Company in excess of the Company's insurance coverage could result in a material loss to the Company.

Employees
---------

          As of January 3, 1999, the Company had 372 employees, including 47 in administration and 325 in operations. The Company's employees are not represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

Item 2.  Properties

          The Company's principal facility, a 30,000-square-foot building in Carlsbad, California containing its executive offices and assembly shop is under lease through May 1999. The Company also leases various other facilities containing its area service centers. These leases range in square footage from 2,100 to 13,400 square feet, and expire on various dates from April 1999 through April 2003.

Item 3.  Legal Proceedings

          In response to allegations by Pure Fill and Dennis DiSanto that certain models of the Company's water vending machines infringe their patents, on October 28, 1997, the Company filed a lawsuit known as Glacier Water Services, Inc. v. Pure Fill Corporation, et. al., Civil Action No. 97 CV 1934 J
(LSP) in the United States District Court for the Southern District of California, seeking a declaration that certain patents held by defendants are invalid under United States patent laws and that the Company's water vending machines do not infringe any valid claim of those patents. On November 17, 1997, the defendants filed an answer to the complaint and counterclaim alleging that the Company is infringing their patents. The patent claims involve four separate patents held by defendant. On October 29, 1998, the defendants stipulated that the Company's water vending machines do not infringe one of the patents (the '590 patent) and, on March 1, 1999, the court granted the Company's motion for partial summary judgment, and ruled that the Company's water vending machines do not infringe on one of Pure Fill's other patents (the '717 patent). The court has not yet decided whether the Company's water vending machines infringe on Pure Fill's other two patents (the '272 patent and the '380 patent) or whether Pure Fill's patents are valid. On July 22, 1998 Pure Fill Corporation filed another action, known as Pure Fill Corporation v. Glacier Water Services, Inc., Civil Action No. 98 CV 1836 J (LSP), being heard in the United States District Court for the Southern District of California asserting claims based on two other patents held by Pure Fill. The Company filed a counterclaim including claims for attorneys' fees by reason of Pure Fill's bad faith initiation and maintenance of this second patent suit and an affirmative declaration of unenforceability relating to one of defendants' patents reviewed in the first patent suit. The court is currently considering Pure Fill's motions to dismiss the Company's counterclaims. Although the Company and its patent counsel believe it is unlikely that this litigation will have a material adverse effect on the Company, there can be no assurance that the lawsuits will be resolved in favor of the Company.

          On October 28, 1998, Pure Fill Corporation commenced an action against the Company in the California Superior Court for the County of Stanislaus, known as Pure Fill Corporation v. Glacier Water Services, Inc., Case No. 182981, alleging causes of action against the Company for antitrust, violation of the California Unfair Practices Act, unfair competition, and tortious interference with prospective business advantage. Plaintiff alleges that the Company sold vended water below its cost, provided secret rebates, payments and commissions, engaged in discriminatory pricing practices and conspired with various supermarket retailers to monopolize the market in violation of state antitrust and unfair competition laws. Plaintiff seeks unspecified damages and injunctive relief. On February 2, 1999, the Company filed a demurrer to twelve of the fourteen causes of action. On March 26, 1999, the court sustained the Company's demurrers against eight causes of action, but granted Pure Fill 30 days to amend its complaint. To date, discovery has not been completed, and no trial date has been set. The Company denies all of the allegations and intends vigorously to protect its rights in this lawsuit. However, there can be no assurance that the lawsuit will be resolved in favor of the Company.

          On October 13, 1998, Aqua Natural Purefect Water, Inc. ("Aqua Natural") commenced an action against the Company, and others, in Harris County, Texas, known as Aqua Natural Purefect Water, Inc. v. The Kroger Company et al., Case No. 98-48829, alleging civil conspiracy to defraud, conversion, tortious interference with existing and prospective contracts, and intentional infliction of emotional distress. Aqua Natural alleges that the Company interfered with an existing contract and business relationship between Kroger and Aqua Natural and that during the changeover of water vending systems, the Company and its agents damaged Aqua Natural's equipment. Aqua Natural seeks unspecified damages and attorney's fees. The Company has not yet been served with the Complaint, and discovery has not commenced. The Company denies all of the allegations and intends to vigorously protect its rights in this lawsuit. However, there can be no assurance that the lawsuit will be resolved in favor of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1998.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          The Common Stock of Glacier is traded on the American Stock Exchange under the symbol "HOO". The following table sets forth the range of high and low sales prices on the American Stock Exchange for the Common Stock for the periods indicated.

                                      High     Low
                                     ------   ------
               Fiscal Year 1998
               ----------------
               First Quarter         $31.75   $29.00
               Second Quarter         32.00    28.88
               Third Quarter          29.88    27.38
               Fourth Quarter         27.25    24.50

               Fiscal Year 1997
               ----------------
               First Quarter         $27.00   $22.00
               Second Quarter         25.88    22.38
               Third Quarter          30.13    25.75
               Fourth Quarter         31.25    26.25

          The Company did not pay dividends on its Common Stock in 1998 and 1997 and presently intends to continue this policy. The Company had approximately 47 stockholders of record as of January 3, 1999.

Item 6.  Selected Consolidated Financial Data

          The following sets forth selected financial data as of and for the periods presented. Effective January 1, 1997, the Company prospectively changed its fiscal year from twelve calendar months to a 52- or 53-week year ending the Sunday closest to December 31. As a result of this change, the Company's fiscal year 1997, which ended on January 4, 1998, contained 369 days. Fiscal 1998, which ended on January 3, 1999, contained 364 days. This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto and other financial information appearing elsewhere in this Form 10-K.

                                                                           Fiscal Year Ended
                                                     -----------------------------------------------------------------
                                                                                            December 31,
                                                    January 3,     January 4,  ---------------------------------------
                                                       1999         1998           1996          1995          1994
                                                       ---          ----           ----          ----          ----
                                                            (in thousands, except shares and per share amounts)
Consolidated Statements of Income Data:
     Revenues..................................... $   56,321     $   57,294    $   46,091     $   42,409   $   36,557
     Costs and expenses:
       Operating expenses.........................     36,727         35,569        28,088         25,933       23,504
       General and administrative expenses........      9,879          7,200         5,749          5,467        4,831
       Depreciation and amortiation...............     10,212          8,852         6,769          5,756        3,662
       Non-recurring and other charges............        971          3,062            --             --           --
                                                   ----------     ----------    ----------     ----------   ----------
         Total costs and expenses.................     57,789         54,683        40,606         37,156       31,997
                                                   ----------     ----------    ----------     ----------   ----------
     Income (loss) from operations................     (1,468)         2,611         5,485          5,253        4,560
     Other (income) expenses:
       Interest expense...........................      7,446          1,988           767            739          277
       Investment income..........................     (4,259)            --            --             --           --
                                                   ----------     ----------    ----------     ----------   ----------
         Total other expenses.....................      3,187          1,988           767            739          277
                                                   ----------     ----------    ----------     ----------   ----------

     Income (loss) before income taxes............     (4,655)           623         4,718          4,514        4,283
     Provision (benefit) for income taxes.........     (1,383)           193         1,415          1,805        1,578
                                                   ----------     ----------    ----------     ----------   ----------

     Net income (loss)............................ $   (3,272)    $      430    $    3,303     $    2,709   $    2,705
                                                   ==========     ==========    ==========     ==========   ==========

     Basic earnings (loss) per share..............     $(1.05)          $.13          $.99           $.81         $.83
                                                   ==========     ==========    ==========     ==========   ==========
     Weighted average common shares outstanding...  3,119,696      3,219,082     3,334,504      3,334,851    3,255,078
                                                   ==========     ==========    ==========     ==========   ==========

     Diluted earnings (loss) per share............     $(1.05)          $.13          $.98           $.80         $.80
                                                   ==========     ==========    ==========     ==========   ==========
     Weighted average common and potential common
      shares outstanding..........................  3,119,696      3,332,890     3,374,482      3,405,104    3,367,151
                                                   ==========     ==========    ==========     ==========   ==========

Selected Balance Sheet Data
---------------------------

                                                                                             December 31,
                                                    January 3,    January 4,   ---------------------------------------
                                                       1999           1998          1996           1995       1994
                                                   ----------     ----------   -----------     ----------  -----------
                                                                              (in thousands)
Investments, available for sale...................  $ 31,037       $    315     $    --         $    --      $    --
Fixed assets......................................  $ 54,939       $ 48,523     $38,007         $33,272      $26,423
Total assets......................................  $100,515       $ 59,473     $46,067         $40,638      $34,042
Long-term debt, including current portion.........  $ 85,000       $ 28,732     $15,820         $11,087      $ 8,199
Stockholders' equity..............................  $  9,284       $ 24,623     $23,986         $24,087      $20,376
Working  capital..................................  $ 32,501       $  1,975     $  (183)        $ 1,366      $    61

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

                                                  Fiscal Year Ended
                                         ------------------------------------
                                         January 3,  January 4,  December 31,
                                            1999        1998        1996
                                            ----        ----        ----

Revenues................................   100.0 %     100.0%      100.0%
Costs and expenses:
  Operating expenses....................    65.3 %      62.1%       60.9%
  General and administrative expenses...    17.5 %      12.6%       12.5%
  Depreciation and amortization.........    18.1 %      15.4%       14.7%
  Non-recurring and other charges.......     1.7 %       5.3%         --
                                           -----       -----       -----
    Total costs and expenses............   102.6 %      95.4%       88.1%
                                           -----       -----       -----

Income (loss) from operations...........    (2.6)%       4.6%       11.9%

Other (income) expenses:
  Interest expense......................    13.3 %       3.5%        1.7%
  Investment income.....................    (7.6)%       0.0%        0.0%
                                           -----       -----       -----
    Total other expenses................     5.7 %       3.5%        1.7%
                                           -----       -----       -----

Income (loss) before income taxes.......    (8.3)%       1.1%       10.2%
                                           =====       =====       =====

Results of Operations
---------------------

Overview

  In order to more closely align its fiscal reporting to its business cycle, effective January 1, 1997 the Company prospectively changed its fiscal year from twelve calendar months ending December 31, to a 52- or 53-week fiscal year ending on the Sunday closest to December 31. As a result of this change, the Company's fiscal 1997 quarters each contained 13 calendar weeks, and the fiscal year which ended January 4, 1998 contained 369 days. Results of operations for the period from January 1, 1997 to January 5, 1997 have not been reported separately, as they are not material to the fiscal year ended January 4, 1998.

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

  As of January 3, 1999, the Company had 13,702 machines in operation compared to 12,444 machines at January 4, 1998. Included in the total at January 3, 1999 were 12,641 outside machines and 1,061 in-store machines. During fiscal 1997, the Company installed 390 new outside machines and 418 in-store machines, as well as acquiring a net of 2,472 Aqua-Vend machines, to finish the year with a total of 12,444 machines in operation, compared with 9,164 at December 31, 1996. Included in the total at January 4, 1998 are 538 in-store machines, compared with 120 at December 31, 1996.

Revenues
--------

          Revenues for fiscal year 1998 decreased 1.7% to $56,321,000 from $57,294,000 in fiscal year 1997. 1997 revenues increased 24.3%, from $46,091,000 in fiscal year 1996. The slight decrease in revenues in 1998 was due to the negative impact of cooler weather in the beginning of the year as a result of the El Nino weather conditions and the negative impact as a result of a study done by Los Angeles County and media reports in early September that called into question the safety and purity of vended water in southern California. Although no Glacier machines were found to be in violation of any health or safety standards and the state health department has assured consumers that the study uncovered no significant public health risk, these reports severely impacted sales. The increase in 1997 was primarily the result of the increased number of machines in operation. The increase in revenues in 1997, however, did not keep pace with the 35.8% increase in the number of machines in operation since December 31, 1996 due primarily to cooler than usual weather in California in the third quarter, and unusually cold and rainy weather caused by the El Nino weather conditions in the fourth quarter.

Costs and Expenses
------------------

          Operating expenses for fiscal year 1998 increased to $36,727,000 or 65.3% of revenues, compared to $35,569,000, or 62.1% of revenues in 1997, and $28,088,000 or 60.9% of revenues in 1996. The increase in total dollar operating costs in 1998 was due primarily to additional service costs associated with the additional machines in operation during 1998 offset by slightly lower commissions. The increase in operating expenses as a percentage of revenues in 1998 was primarily due to softer revenues and the inefficiencies caused by entering new markets, both in the United States and Mexico. As these new markets mature and the number of locations increase, the Company will be able to leverage the costs associated with servicing the machines. The increase in total dollar operating costs in 1997 was due to additional commissions and service costs associated with additional machines in operation in 1997 compared to 1996. The increase in operating expenses as a percentage of revenues in 1997 is primarily the result of softer revenues during the third and fourth quarters. The increase was also due in part to inefficiencies in servicing and other short term increases in service costs experienced as the Company focused its efforts on completing the integration of Aqua-Vend. These increased costs related to Aqua-Vend are in addition to the specific costs associated with the Company's identified integration projects that are reported separately as non-recurring charges.

          General and administrative expenses ("G&A") for fiscal year 1998 increased to $9,879,000 or 17.5% of revenues, compared to $7,200,000, or 12.6% of revenues in 1997 and $5,749,000, or 12.5% of revenues in 1996. The increase in G&A as a percentage of revenues in 1998 resulted primarily from the effect of softer sales combined with an expenditure of over $800,000 related to an unsuccessful media advertising test conducted in San Diego and Phoenix during the spring and summer, and $120,000 in public relations costs related to the Los Angeles County study of the water vending machines. The Company also incurred over $675,000 for legal expenses in connection with an alleged patent infringement. The increase in 1997 in total dollars was due to an increase in the Company's activities supporting and promoting the in-store machines program, as well as additional administrative expenses incurred as a result of the Aqua-Vend acquisition.

          Depreciation and amortization expense for fiscal year 1998 increased to $10,212,000, compared to $8,852,000 in 1997 and $6,769,000 in 1996. The increases in each year are the result of the installation of additional machines.

          In the fourth quarter of 1998, the Company incurred a charge of $971,000 for certain costs associated with the removal of approximately 1,450 machines at under-performing locations. These under-performing machines were primarily located at small independent retailers and the Company intends to relocate these machines to large supermarket and drug store chains where it believes that it will achieve better returns.

          The Company incurred a total of $3,062,000 in non-recurring expenses in 1997 related to the integration of Aqua-Vend's operations with Glacier's operations. Specifically, the integration plan included costs to close certain Glacier locations and write-off obsolete assets, to upgrade the Aqua-Vend machines to Glacier's servicing and operability standards, to rationalize and relocate equipment between Aqua-Vend and Glacier locations and to change the signage on Aqua-Vend machines to that used by Glacier.

          Interest expense for fiscal year 1998 increased to $7,446,000, compared to $1,988,000 in 1997 and $767,000 in 1996. The increase in 1998 was due to the interest on the $85,000,000 subordinated debt issued in January 1998. The increase in 1997 compared to 1996 was due to higher outstanding balances on the Company's credit facility during 1997. In 1997, the acquisition of Aqua-Vend and the Company investment in new machines were financed through cash flows from operations and additional borrowings on the Company's credit facility. The Company had $4,259,000 of investment income in fiscal year 1998. This income was derived from investments managed by Kayne Anderson Investment Management and Camden Asset Management, L.P. The Company had no material investment income in 1997 and 1996.

          The Company's effective tax rate in fiscal year 1998 was 30%, compared to effective rates of 31% in 1997 and 30% in 1996.

          For fiscal year 1998, the Company incurred a loss of $3,272,000, or $1.05 per basic and diluted share, compared to a net income of $430,000, or $.13 per basic and diluted share in 1997. Net income in 1996 was $3,303,000, or $.99 per basic share and $.98 per diluted share.

Liquidity and Capital Resources
-------------------------------

          The Company's primary sources of liquidity and capital resources in fiscal year 1998 were cash and investments, funds provided by the issuance of $85 million subordinated debt, cash flows from operations and funds available under the Company's Credit Facility. The Credit Facility, which was repaid in full and terminated on January 27, 1998, provided for borrowings of up to $35.0 million and required monthly interest payments at the bank's prime rate (8.5% per annum at January 4, 1998) or LIBOR plus 1.75% (7.7% per annum at January 4,
1998). On January 27, 1999, the Company entered into a new $8.0 million credit facility with Tokai Bank of California. The credit facility requires quarterly interest payments at the bank's prime rate (7.75% per annum at January 27, 1999) or LIBOR plus 1.60% (6.63% per annum at January 27, 1999). See Note 12 - Subsequent Events.

          For fiscal year 1998, net cash provided by operations was approximately $3.7 million and the Company made capital investments in vending machines and other equipment of approximately $14.4 million. During 1998, the Company invested approximately $74.2 million in short-term investments. As of January 3, 1999, the Company had working capital of $32.5 million. Because the Company does not have significant trade accounts receivable and product inventories, working capital will vary from time to time depending on the timing of payables.

          On January 27, 1998, Glacier Water Trust I (the "Trust"), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 105,154 in common securities to the Company and completed a public offering of 3.4 million shares of 9.0625% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security (the "Trust Preferred Securities" and together with the common securities the "Trust Securities"). Concurrent with the issuance of such securities, the Trust invested the proceeds therefrom in an aggregate principal amount of $85.0 million of 9.0625% Junior Subordinated Debentures (the "Subordinated Debentures") issued by the Company. The Trust exists for the sole purpose of issuing Trust Securities and purchasing Subordinated Debentures. With the proceeds from the issuance of the Subordinated Debentures, the Company repaid in full all amounts outstanding under its credit facility and terminated the agreement.

          Distributions on the Trust Preferred Securities are payable monthly in arrears by the Trust. The Company may cause the Trust to defer the payment of distributions for a period not to exceed 60 consecutive months. During any such deferral period, distributions will accrue and compound quarterly, and the Company may not declare or pay distributions on its common or preferred stock or debt securities that rank equal or junior to the Subordinated Debentures.

          The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Trust Preferred Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time after January 31, 2003. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Trust Preferred Securities. Issuance costs of approximately $4.1 million related to the Trust Preferred Securities are deferred and will be amortized over the period until the mandatory redemption of the securities in January 2028.

          As of January 3, 1999, one of the Company's corporate debt security investments has declined in value by approximately $1,990,000. The issuer of this security is experiencing financial difficulty and is in bankruptcy proceedings. Additionally, the debt instrument is currently in default. It is unknown whether or not the Company will ultimately realize its investment but based on the facts and circumstances, management believes that the investment is not permanently impaired. This amount is included in the cumulative unrealized loss on investments as of January 3, 1999.

          The Company believes that its cash and investments on hand, cash flow from operations and availability under its new Credit Facility, will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending machines, as well as distributions related to the Trust Preferred Securities, for at least the next twelve months.

Seasonality
-----------

          The Company's revenues are subject to seasonal fluctuations with decreased revenues during rainy or cold weather months and increased revenues during hot weather months.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk


          The Company's primary market risk exposures are interest rate risk and equity price risk. At January 3, 1999, the Company held a portfolio of marketable securities with an estimated fair value equal to $31,037,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $17,502,000, including $4,443,000 in convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $13,535,000, including $11,189,000 in convertible preferred securities. See Note 1 to the Company's Consolidated Financial Statements. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

          The Company's investment guidelines include investing approximately $15.5 million of its portfolio with a professional asset management firm whose investment approach consists of investing in hedged transactions. Each hedged position in the Company's portfolio is created by purchasing a convertible debt or equity security and selling short the underlying common stock against it.
The purpose of entering into these hedged transactions is to minimize the impact of interest rate fluctuations and equity price risk on the Company's invested portfolio. The remainder of the Company's investment portfolio is invested by Kayne Anderson Investment Management, primarily in fixed rate corporate bonds and mortgage backed securities.

          The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company's derivative investments:

                                               Cash Flow (in thousands)
                           --------------------------------------------------------------------
Security                      1999     2000     2001     2002     2003    Thereafter     Total
--------                      ----     ----     ----     ----     ----    ----------    -------
Convertible Debt
    Principal                $    0   $    0   $    0   $    0   $  500       $4,150    $4,650
    Interest                    259      259      259      259      246          336     1,618
    Weighted average
       interest rate            5.6%     5.6%     5.6%     5.6%     5.6%         5.6%      5.6%

Convertible Preferred Stock
    Principal                $    0   $    0   $1,093   $  398   $    0       $    0    $1,491
    Interest                  1,092    1,092    1,075    1,006    1,000           (2)       (2)
    Weighted average
       interest rate            7.0%     7.0%     7.0%     7.1%     7.1%         7.1%

(1) Dividends paid-in-kind have been included (based on their cash value) in the calculations for the convertible preferred stock.

(2) Beyond 2003, interest payments on convertible preferred stock generally continue so long as the Company continues to hold the security.

Item 8.  Y2K

          Glacier has undertaken a comprehensive "year 2000" assessment. Under this assessment, the Company has reviewed all of its critical software and hardware to determine what remediation, if any, is necessary for the proper functioning of these systems in the year 2000 and beyond. The Company has worked with its outside vendors to ensure that they will continue to support the products that they supply to Glacier including the performance by the vendors of any required year 2000 remediation. Glacier has updated for year 2000 purposes certain software and hardware systems that it uses internally. The Company continues to consider year 2000 issues for all new products and services as well as those in development or included in business acquisitions.

          State of Readiness. The Company has performed a review of its computer applications related to their continuing functionality for the year 2000 and beyond. Based on this review, the Company does not believe that it has material exposure with respect to the year 2000 issue in regards to its computer applications. The Company is in the process of upgrading its accounting software. Such upgrade will be completed by the end of June 1999. This system is certified as fully Y2K compliant. All critical computer hardware, including servers, hubs, routers, telecommunications equipment, personal computers, laptop computers and hand-held computers have been tested to be Y2K compliant. The historical costs to the Company for its Y2K preparation have been nominal and any future costs are not expected to be material.

          Glacier Water's primary source of revenue is from the operation of water vending machines, which require electricity from the local electric company and water from the local water supply. The majority of the machines are located in front of retail supermarkets and drug stores and are operational 24-hours a day, 7-days a week. The remaining machines are placed inside the retail location and require the store to be open in order for customers to vend water. The machines are Y2K compliant in that they do not have any electronic or mechanical parts that keep track of the date or time. The Company believes that its worst case scenario for the change to year 2000 would be a disruption of the municipal water/power supply to the vending machines. Such a disruption could have a material impact on the Company and its results of operation.

Item 9. Consolidated Financial Statements and Supplementary Data

    The Company's Consolidated Financial Statements together with accompanying Notes and the Report of Arthur Andersen LLP, Independent Public Accountants are set forth on pages 18 through 36 after Part IV of this report.

Item 10. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     The Company has had no changes in or disagreements with its accountants on its accounting and financial disclosure.

                                   Part III

Item 11. Directors and Executive Officers of the Registrant

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 3, 1999.

                     Executive Officers of the Registrant
                     ------------------------------------

     Name                   Position                                Age
     ----                   --------                                ---

     Jerry R. Welch         Chairman of the Board, Chief Executive   48
                            Officer and Director
     Jerry A. Gordon        President, Chief Operating Officer and   53
                            Director
     Glen A. Skumlien       Executive Vice President, Operations     49
     S. Dane Seibert        Senior Vice President, Marketing         50
     John T. Vuagniaux      Senior Vice President, Operations        50
     W. David Walters       Chief Financial Officer, Vice President
                             Finance & Secretary                     50
     Gerald E. Compas       Vice President, Sales                    55
     Dana B. Gilbert        Vice President, National Accounts        50
     Roger J. Gilchrist     Vice President, Eastern Operations       50
     Luz E. Gonzales        Vice President, Human Resources          46
     Brian T. Nakagawa      Vice President, Technology & Information
                            Systems                                  45
     Raymond J. Schweitzer  Vice President, International Operations 51

     The executive officers are elected by and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified.

     Jerry R. Welch

     Mr. Welch has been a director of the Company since October 1991, has been the Chairman of the Board since April 1993 and was appointed Chief Executive Officer in September 1994. He also served as Chairman of the Board from January 1992 through September 1992. From October 1991 until his resignation in September 1992, Mr. Welch served as the Company's Chief Executive Officer. Mr. Welch currently serves as a Senior Vice President of Kayne Anderson Investment Management and has served in such a capacity since January 1993. Mr. Welch is also the Chairman of the Board and Chief Executive Officer of The Right Start, Inc., a retailer of products for infants and young children. Kayne Anderson Investment Management holds a majority equity ownership position in the Company.

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

    John T. Vuagniaux

    Mr. Vuagniaux has served as Senior Vice President, Operations since November 1996, after joining the Company in January 1995 as Vice President, Service Support. From April 1994 to January 1995, Mr. Vuagniaux was owner of Logistics Solutions, a consulting firm specializing in logistics and operations management. From January 1992 to April 1994, Mr. Vuagniaux was Director of Distribution for Blockbluster Entertainment Corporation.

    W. David Walters

    Mr. Walters joined the Company in January, 1999 as Chief Financial Officer and Vice President, Finance. From 1997 to 1999, Mr. Walters was the Vice President Finance and Controller for the Penn Traffic Company. From 1996 to 1997, Mr. Walters was the Vice President, Controler for Bruno's Inc. Prior to that, Mr. Walters was the Chief Financial Officer for ABCO Markets, Inc. from 1992 to 1996.

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

Item 12. Executive Compensation

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 3, 1999.

Item 13. Security Ownership of Certain Beneficial Owners and Management

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 3, 1999.

Item 14. Certain Relationships and Related Transactions

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 3, 1999.

                                    Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

          2.  Exhibits
              --------
          The exhibits listed on the accompanying Index to Exhibits on page 37 are filed as part of this report.

     (b)  Reports on Form 8-K
          -------------------

          There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 3, 1999.

                                     Index
                                     -----

                                                                                         Page
                                                                                        Number
                                                                                        ------
Consolidated Financial Statements
---------------------------------
     Report of Independent Public Accountants.............................................. 18
     Consolidated Balance Sheets at January 3, 1999 and January 4, 1998.................... 19
     Consolidated Statements of Operations for the fiscal years ended
        January 3, 1999, January 4, 1998, and December 31, 1996............................ 20
     Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 3, 1999, January 4, 1998, and December 31, 1996................ 20
     Consolidated Statements of Stockholders' Equity for the fiscal years ended January 3, 1999, January 4, 1998, and December 31, 1996...................... 21
     Consolidated Statements of Cash Flows for the fiscal years ended
        January 3, 1999, January 4, 1998, and December 31, 1996............................ 22
     Notes to Consolidated Financial Statements............................................ 24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Glacier Water Services, Inc.:

          We have audited the accompanying consolidated balance sheets of Glacier Water Services, Inc. (a Delaware corporation) and subsidiaries as of January 3, 1999 and January 4, 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glacier Water Services, Inc. and subsidiaries as of January 3, 1999 and January 4, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1999, in conformity with generally accepted accounting principles.



                                              ARTHUR ANDERSEN LLP


San Diego, California
February 3, 1999

                          GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                     ASSETS
                                     ------

                                               January 3,   January 4,
                                                 1999         1998
                                              -----------   ---------
Current assets:
  Cash....................................     $    109     $    13
  Investments, available for sale.........       31,037         315
  Accounts receivable.....................        1,348         467
  Inventories.............................        2,890       3,007
  Prepaid expenses and other..............        1,388       1,164
                                               --------     -------
    Total current assets..................       36,772       4,966
Property and equipment, net of
accumulated depreciation..................       54,939      48,523
Other assets..............................        8,804       5,984
                                               --------     -------
Total assets..............................     $100,515     $59,473
                                               ========     =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Accounts payable........................     $    656     $   602
  Accrued commissions.....................        1,469       1,515
  Accrued liabilities.....................        2,146         874
                                               --------     -------
    Total current liabilities.............        4,271       2,991

Long-term debt............................       85,000      28,732

Deferred income taxes.....................        1,960       3,127

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $.01 par value,
   100,000 shares authorized, no
   shares issued and outstanding..........           --          --
  Common stock, $.01 par value,
   10,000,000 shares authorized,
   2,959,975 and 3,226,175 shares
   issued and outstanding at
   January 3, 1999 and January 4,
   1998, respectively....................            34          34
  Additional paid-in capital.............        15,963      15,548
  Retained earnings......................         9,389      12,661
  Treasury stock, at cost, 460,350 and
   172,600 shares at January 3, 1999
   and January 4, 1998, respectively.....       (11,549)     (3,620)

  Cumulative unrealized (loss) on                (4,553)         --
   investments...........................      --------     -------
    Total stockholders' equity...........         9,284      24,623
                                               --------     -------
Total liabilities and stockholders'
 equity..................................      $100,515     $59,473
                                               ========     =======

 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)

                                                    Fiscal Year Ended
                                       ---------------------------------------
                                       January 3,   January 4,    December 31,
                                          1999         1998           1996
                                          ----         ----           ----
Revenues...............................  $56,321      $57,294        $46,091

Costs and expenses:
   Operating expenses..................   36,727       35,569         28,088
   General and administrative expenses.    9,879        7,200          5,749
   Depreciation and amortization.......   10,212        8,852          6,769
   Non-recurring and other charges.....      971        3,062             --
                                         -------      -------        -------
     Total costs and expenses..........   57,789       54,683         40,606
                                         -------      -------        -------
Income (loss) from operations..........   (1,468)       2,611          5,485

Other (income) expenses:
   Interest expense....................    7,446        1,988            767
   Investment income...................   (4,259)          --             --
                                         -------      -------        -------
     Total other expenses..............    3,187        1,988            767
                                         -------      -------        -------

Income (loss) before income taxes.......  (4,655)         623          4,718
Provision (benefit) for income taxes...   (1,383)         193          1,415
                                         -------      -------        -------

Net income (loss)......................  $(3,272)     $   430        $ 3,303
                                         =======      =======        =======

Basic earnings (loss) per share........  $ (1.05)     $   .13        $   .99
                                         =======      =======        =======

Diluted earnings (loss) per share......  $ (1.05)     $   .13        $   .98
                                         =======      =======        =======


                          Glacier Water Services, Inc.
             Consolidated Statements of Comprehensive Income (Loss)
                                 (in thousands)

                                                    Fiscal Year Ended
                                       ---------------------------------------
                                       January 3,   January 4,    December 31,
                                          1999         1998           1996
                                          ----         ----           ----
Net income (loss)                      $(3,272)        $430          $3,303
Unrealized (loss) on securities,
 net of tax:
  Unrealized holding (loss) arising
   during the period                    (3,997)          --              --
  Less: reclassification adjustment
   for gains included in net (loss)       (556)          --              --
                                       -------         ----          ------
Net unrealized (loss)                   (4,553)          --              --
                                       -------         ----          ------
Comprehensive income (loss)            $(7,825)        $430          $3,303
                                       =======         ====          ======

 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (in thousands, except share data)

                                                   Common Stock        Additional                             Cumulative
                                                  -------------         Paid-In     Retained      Treasury    Unrealized
                                                Shares         Amount   Capital     Earnings        Stock       (Loss)       Total
                                                ------         ------   -------     --------        -----        -----       -----
Balance, December 31, 1995..............      3,367,825           $34    $15,125      $ 8,928      $     --     $    --     $24,087

Exercise of Stock Options...............         11,250            --        159           --            --          --         159

Purchase of Treasury Stock..............       (170,500)           --         --           --        (3,563)         --      (3,563)

Net Income..............................             --            --         --        3,303            --          --       3,303
                                              ---------    ----------    -------      -------     ---------    --------     -------
Balance, December 31, 1996..............      3,208,575            34     15,284       12,231        (3,563)         --      23,986

Exercise of Stock Options...............         19,700            --        264           --            --          --         264

Purchase of Treasury Stock..............         (2,100)           --         --           --           (57)         --         (57)

Net Income..............................             --            --         --          430            --          --         430
                                              ---------    ----------    -------      -------     ---------    --------     -------
Balance, January 4, 1998................      3,226,175            34     15,548       12,661        (3,620)         --      24,623

Exercise of Stock Options...............         21,550            --        415           --            --          --         415

Purchase of Treasury Stock..............       (287,750)           --         --           --        (7,929)         --      (7,929)

Net Unrealized (Loss) on Investments.....            --            --         --           --            --      (4,553)     (4,553)

Net (Loss)..............................             --            --         --       (3,272)           --          --      (3,272)
                                              ---------    ----------    -------      -------     ---------    --------     -------
Balance, January 3, 1999................      2,959,975           $34    $15,963      $ 9,389      $(11,549)    $(4,553)    $ 9,284
                                              =========    ==========    =======      =======     =========    ========     =======


 The accompanying notes are an intergal part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                   Fiscal Year Ended
                                          --------------------------------------
                                          January 3,   January 4,   December 31,
                                             1999         1998          1996
                                             ----         ----          ----
Cash flows from operating activities:
  Net income (loss)                        $ (3,272)   $    430      $  3,303
  Adjustments to reconcile net income
   (loss) to net cash provided by
   Operating activities:
    Depreciation and amortization            10,212       8,852         6,769
    Loss (gain) on disposal of assets           310          (3)           74
    Deferred tax provision (benefit)         (1,167)        148          (120)
    Realized gain on sales of
     investments                               (911)         --            --
  Change in operating assets and
   liabilities:
    Accounts receivable                        (881)       (158)          303
    Inventories                                 117      (1,106)         (117)
    Prepaid commissions and other              (224)        175          (196)
    Payments for prepaid marketing
     incentives                              (1,213)     (1,262)       (2,966)
    Other assets                               (570)       (261)         (124)
    Accounts payable, accrued
     liabilities and accrued commissions      1,280        (444)          896
                                           --------    --------      --------
      Total adjustments                       6,953       5,941         4,519
                                           --------    --------      --------
      Net cash provided by operating          3,681       6,371         7,822
       activities                          --------    --------      --------

Cash flows from investing activities:
  Net investment in vending equipment       (14,244)     (9,647)       (8,693)
  Purchase of property and equipment           (225)       (304)         (476)
  Proceeds from sales of property and            --         132            --
   equipment
  Purchase of Aqua-Vend                          --      (9,355)           --
  Purchase of investments                   (74,163)       (315)           --
  Proceeds from sale and maturities of
   investments                               39,693          --            --
                                            --------    --------     --------
      Net cash used in investing
       activities                           (48,939)    (19,489)       (9,169)
                                           --------    --------      --------

Cash flows from financing activities:
  Issuance of long term debt, net of         81,600          --            --
   fees
  Proceeds from long-term debt                  950      30,485        19,778
  Principal payments on long-term debt      (29,682)    (17,572)      (15,045)
  Proceeds from issuance of stock               415         264           159
  Purchase of treasury stock                 (7,929)        (57)       (3,563)
                                           --------    --------      --------
     Net cash provided by financing
      activities                             45,354      13,120         1,329
                                           --------    --------      --------
Net increase (decrease) in cash                  96           2           (18)
Cash, beginning of year                          13          11            29
                                           --------    --------      --------
Cash, end of year                          $    109    $     13      $     11
                                           ========    ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                 (in thousands)

Cash paid for interest           $6,804    $2,074    $  748
                                 ======    ======    ======

Cash paid for income taxes       $   13    $  400    $1,010
                                 ======    ======    ======

 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

  Business

          The Company is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. The machines are placed at supermarkets and other retail outlets under commission arrangements with the retailers. The Company's revenues are subject to seasonal fluctuations, with decreased revenues during rainy or cold weather months and increased revenues during hot weather months. The Company's machines are located throughout the sunbelt and midwest regions of the United States. As of January 3, 1999, approximately 55% of the Company's machines were located in California.

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

  Change in Fiscal Year

          In order to more closely align its fiscal reporting to its business cycle, effective January 1, 1997, the Company prospectively changed its financial reporting year from a fiscal year of twelve calendar months ending December 31 to a fiscal year of 52 or 53 weeks ending on the Sunday closest to December 31. As a result of this change, the Company's fiscal 1997 quarters each contained 13 weeks, and fiscal year which ended January 4, 1998 contained 369 days. Results of operations for the period from January 1, 1997 to January 5, 1997 are not significant to the fiscal year ended January 4, 1998, and have not been reported separately. Fiscal year ended January 3, 1999 contained 364 days.

  Other Comprehensive Income (Loss)

          Effective January 5, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. As a result, the Company is presenting Consolidated Statements of Comprehensive Income (Loss) for fiscal 1998, 1997 and 1996.

  Investments

          Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase based on management's intent and reevaluate such designation as of each balance sheet date. At January 3, 1999, the Company considered all investments as

                          GLACIER WATER SERVICES, INC.

  available for use in its current operations, and therefore classified them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with net unrealized gains or losses, if any, net of tax, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, interest income and dividends are included in investment income in the accompanying statements of operations. The cost of securities sold is based on the specific identification method.


          At January 4, 1998, investments in the amount of $315,000 consisted of corporate securities, and cost approximated fair value. At January 3, 1999, investments available for sale consisted of the following (in thousands):

                                                Gross       Gross      Estimated
                                  Amortized   Unrealized   Unrealized     Fair
                                    Cost        Gains        Losses       Value
                                  ---------   ----------   ----------  -----------
Corporate securities                $14,424       $159       $(2,722)   $11,861
Convertible securities                4,259        197           (13)     4,443
Mortgage backed securities            2,337         --        (1,139)     1,198
                                    -------    -------       -------    -------
Total debt securities                21,020        356        (3,874)    17,502

Equity securities                    14,570         37        (1,072)    13,535
                                    -------    -------       -------    -------
Total investments available
   for sale                         $35,590       $393       $(4,946)   $31,037
                                    =======    =======       =======    =======


          The Company's primary market risk exposures are interest rate risk and equity price risk. At January 3, 1999, the Company held a portfolio of marketable securities with an estimated fair value equal to $31,037,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $17,502,000, including $4,443,000 in convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $13,535,000, including $11,189,000 in convertible preferred securities. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

          Proceeds from sales or maturities of marketable securities for the year ended January 3, 1999 were $39,693,000. Gross realized gains on such sales for the year ended January 3, 1999 were $2,849,000. Gross realized losses for the year ended January 3, 1999 were $1,938,000. Corporate securities have maturity dates from January 2001 to March 2006. Corporate debt securities have maturity dates from February 2001 to May 2008. Mortgage backed securities have maturity dates from April 2017 to December 2021. The Company's investment guidelines include investing approximately $15.5 million of its portfolio with a professional asset management firm whose investment approach consists of investing in hedged transactions. Each position in the portfolio is created by purchasing a convertible debt or equity security and selling short the underlying common stock against it. The gross unrealized gains and losses reflected in the above table are primarily the result of this investment approach.

          As of January 3, 1999, one of the Company's corporate debt security investments has declined in value by approximately $1,990,000. The issuer of this security is experiencing financial difficulty and is in bankruptcy proceedings. Additionally, the debt instrument is currently in default. It is unknown whether or not the Company will ultimately realize its investment but based on the facts and circumstances, management

                          GLACIER WATER SERVICES, INC.

  believes that the investment is not permanently impaired. This amount is included in the cumulative unrealized loss on investments as of January 3, 1999.

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

  Prepaid Commissions

          Prepaid commissions represent payments made to certain retailers based on a percentage of estimated monthly or quarterly vending machine revenues. Prepaid commissions at January 3, 1999, and January 4, 1998, were $345,000 and $254,000, respectively. Commission expense for the years ended January 3, 1999, January 4, 1998, and December 31, 1996 was $26,202,000, $27,219,000 and
  $21,678,000, respectively.

  Property and Equipment and Depreciation

            Property and equipment are recorded at cost and consist of the following (in thousands):

                                           January 3,    January 4,
                                              1999          1998
                                           -----------   -----------

Vending equipment.......................     $ 83,706      $ 69,547
Equipment, furniture and fixtures.......        2,156         1,948
Leasehold improvements..................          589           578
                                             --------      --------
                                               86,451        72,073
Less: Accumulated depreciation and            (31,512)      (23,550)
 amortization...........................     --------      --------
                                             $ 54,939      $ 48,523
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

                          GLACIER WATER SERVICES, INC.

  Long-Lived Assets

          The Company evaluates and assesses its long-lived assets for impairment under the guidelines of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets.

  Income Taxes

          Income taxes have been provided for using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

  Earnings (Loss) Per Share

          The Company computes and presents earnings (loss) per share in accordance with FASB Statement No. 128, Earnings Per Share. Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and diluted common stock equivalents during the period. Common stock equivalents include options granted under the Company's stock options plans using the treasury stock method. For 1998, common stock equivalents were not used to calculate diluted earnings per share because of their anti-dilutive effect.

          The following table sets forth the calculation of basic and diluted earnings (loss) per share:

                                                        Fiscal Year Ended
                                          ------------------------------------------
                                            January 3,    January 4,    December 31,
                                               1999          1998           1996
                                               ----          ----          ----
Numerator:
  Net income (loss)....................   $(3,272,000)    $  430,000     $3,303,000
                                          -----------     ----------     ----------
  Numerator - basic and diluted........    (3,272,000)    $  430,000     $3,303,000
                                          ===========     ==========     ==========
Denominator:
  Weighted-average shares..............     3,119,696      3,219,082      3,334,504
  Effect of dilutive securities -
   employee stock options..............             0        113,808         39,978
                                          -----------     ----------     ----------
  Weighted-average common and potential
   common shares.......................     3,119,696      3,332,890      3,374,482
                                          ===========     ==========     ==========
  Basic earnings (loss) per share......   $     (1.05)    $      .13     $      .99
                                          ===========     ==========     ==========
  Diluted earnings (loss) per share....   $     (1.05)    $      .13     $      .98
                                          ===========     ==========     ==========

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

                          GLACIER WATER SERVICES, INC.

            Inventories...........................      $  208
            Prepaid expenses........................       255
            Vending equipment.......................     7,565
            Other fixed assets......................       145
            Prepaid marketing incentives............     1,225
            Other non-current assets................       110
            Sales tax liability.....................      (153)
                                                        ------
                                                        $9,355
                                                        ======

          The unaudited consolidated pro forma results of operations for the fiscal years ended January 4, 1998 and December 31, 1996 presented below assume that the transaction occurred as of the beginning of the respective periods (in thousands, except per share amounts):

                                                  Fiscal Year Ended
                                                  -----------------
                                           January              December
                                           4, 1998              31, 1996
                                           -------              --------
Net revenues..........................     $ 60,452              $62,673
Income from operations................        1,865                4,069
Net loss..............................         (215)              (2,992)(1)
Net loss per common share - basic and
 diluted..............................         (.07)                (.90)(1)

  (1) Includes a $7.0 million charge for the reduction in carrying value of equipment. Excluding this charge, pro forma net income for the year ended December 31, 1996 would be $1,698,000 and pro forma net income per share would be $.51 on a basic basis and $.50 on a diluted basis.

3.  Supplementary Balance Sheet Information

    Other Assets

           Other assets consist of the following (in thousands):

                                                         January 3,          January 4,
                                                           1999                1998
                                                           ----                ----
          Prepaid marketing incentives, net of
           accumulated amortization of $3,803
           in fiscal 1998 and $2,429 in fiscal
           1997.....................................         $4,395           $5,181
          Deferred financing cost, net of
           accumulated amortization of $105 in
           fiscal 1998 and $13 in fiscal 1997.......          4,047              234
          Other.....................................            362              569
                                                             ------           ------
                                                             $8,804           $5,984
                                                              ======           ======

          Prepaid marketing incentives consist of fees paid to retailers for future benefits associated with the ongoing placement of the Company's vending equipment at those locations. These fees are amortized over the life of the contract, generally ranging from three to five years.

          Deferred financing costs of $4.1 million were incurred in connection with the Trust Preferred Securities discussed in note 4 and will be amortized over the period until the mandatory redemption of the securities in January 2028.

                          GLACIER WATER SERVICES, INC.

Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                                     January 3,   January 4,
                                                                       1999         1998
                                                                       ----         ----
           Accrued compensation and related taxes..........          $  545         $471
           Accrued income and other taxes..................             158           57
           Accrued interest................................             402           --
           Accrued site costs..............................             499           --
           Other accrued liabilities.......................             542          346
                                                                      ------         ----
                                                                      $2,146        $874
                                                                      ======         ====

4.  Long-Term Debt

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

  Distributions on the Trust Preferred Securities are payable monthly in arrears by the Trust. The Company may cause the Trust to defer the payment of distributions for a period not to exceed 60 consecutive months. During any such deferral period, distributions will accrue and compound quarterly, and the Company may not declare or pay distributions on its common or preferred stock or debt securities that rank equal or junior to the Subordinated Debentures.

  The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time after January 31, 2003. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Trust Securities.

  Long-term debt at January 4, 1998, represents borrowings under the Company's bank credit agreement. The credit agreement provided for long-term borrowings of up to $35.0 million. Borrowings bore interest at the bank's prime rate (8.5% at January 4, 1998) or LIBOR plus 1.75% (7.7% at January 4, 1998, and the entire principal balance was due July 1, 2003. As of January 4, 1998, the Company had approximately $6.3 million of funds available under the agreement. Borrowings under the agreement were secured by substantially all of the assets of the Company. On January 27, 1998, the Company repaid the outstanding balance and all accrued interest on the line of credit and terminated the credit agreement.

                           GLACIER WATER SERVICES, INC.

5.  Leases

       The Company leases certain vehicles, warehouse and office facilities under non-cancelable operating leases which expire on various dates through 2003.

       Future minimum lease payments under non-cancelable operating leases with initial terms of one or more years are as follows (in thousands):

            1999...........................    $1,674
            2000...........................     1,198
            2001...........................       569
            2002...........................       241
            2003...........................        28
                                               ------
            Total minimum lease payments...    $3,710
                                               ======

       Total lease expense for the years ended January 3, 1999, January 4, 1998, and December 31, 1996, was $1,926,000, $1,503,000, and $1,284,000,
respectively.

 6.  Income Taxes

       Significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                               Fiscal Year Ended
                                     ---------------------------------------
                                     January 3,    January 4,   December 31,
                                       1999          1998           1996
                                       ----          ----           ----
Federal Income Taxes:
  Current........................     $  (216)      $   14        $1,418
  Deferred.......................        (941)          82           (75)
                                      -------       ------        ------
                                       (1,157)          96         1,343
State and Local Income Taxes:
  Current........................          --           31           117
  Deferred.......................        (226)          66           (45)
                                         ----       ------        ------
                                         (226)          97            72
                                         ----       ------        ------
    Total                             $(1,383)      $  193        $1,415
                                      =======       ======        ======

                          GLACIER WATER SERVICES, INC.

Deferred tax liabilities and assets result from the following (in thousands):

                                          January 3,      January 4,
                                             1999            1998
                                             ----            ----
Deferred tax liabilities:
  Property and equipment................. $ 6,994          $ 6,036
                                          -------          -------
Total deferred tax liabilities...........   6,994            6,036
                                          -------          -------
Deferred tax assets:
   Alternative minimum tax credit........    (943)          (1,369)
   Net operating  loss...................  (2,656)            (612)
   Manufacturer's investment credit......    (591)            (577)
   State deferred tax adjustment.........     (25)             (56)
   Accruals and reserves.................    (819)            (295)
                                          -------          -------
Total deferred tax assets...............   (5,034)          (2,909)
                                          -------          -------
Net deferred tax liabilities............  $ 1,960          $ 3,127
                                          =======          =======

The Company's effective income tax rate differs from the federal statutory rate as follows:

                                                     Fiscal Year Ended
                                       -----------------------------------------
                                       January 3,    January 4,     December 31,
                                         1999          1998             1996
                                         ----          ----             ----
Federal statutory rate................  (34.0)%        34.0%            34.0%
State and local taxes, net of federal
benefit...............................   (2.0)%         6.0%             6.7%
Foreign Taxes.........................    4.0 %          --               --
Manufacturer's investment credit
generated and other...................    2.0%         (9.0%)          (10.7%)
                                         -----          ----            -----
Effective rate........................  (30.0)%        31.0%            30.0%
                                         =====         =====            =====

          At January 3, 1999, the company had Federal and California income tax net operating loss carry forwards of $7.2 million and $1.3 million, respectively, which will begin to expire in 2012 and 2003 for federal and state income tax purposes, respectively.

7.  Stockholders' Equity

Preferred Stock

          The Company's Certificate of Incorporation authorizes the issuance of 100,000 shares of preferred stock, par value $.01 per share. The rights, preferences and privileges of the authorized shares (none of which have been issued) may be established by the Board of Directors without further action by the holders of the Company's common stock.

Treasury Stock

          The Board of Directors has authorized the purchase of up to 750,000 shares of the Company's common stock in the open market. As of January 3, 1999, 460,350 shares had been repurchased under this program, and the Company was authorized to repurchase an additional 289,650 shares, approximately 9.8% of the Company's total shares outstanding.

                          GLACIER WATER SERVICES, INC.

8.  Stock Option Plans

          The Company has options outstanding under two stock option plans, the 1992 Stock Option Plan, which was terminated in 1994, and the 1994 Stock Compensation Program. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

         The Company has reserved 705,000 shares of common stock under the 1994 Stock Compensation Program, as amended, for issuance under a stock option plan that provides for the issuance of incentive and non-qualified stock options to key employees, including directors and consultants. Incentive stock options are granted at no less than the fair market value on the date of the grant. Non-qualified options may be granted at prices determined by the Board of Directors, but at no less than 85% of the fair market value on the date of the grant. Options generally have a term of 10 years and become exercisable at a rate of 25% per annum. The Program also allows directors to receive stock options in lieu of their annual directors' fees. Options granted under this provision (Deferral Options) have a term of five years and become exercisable one year following the date of grant.

         The Company had reserved 360,000 shares of common stock under the 1992 Stock Option Plan for issuance under a stock option plan that provided for the issuance of incentive and non-qualified stock options to key employees, including directors and consultants. The 1992 Stock Compensation Plan was terminated in 1994 with a balance of 42,250 shares of common stock available for grant which were transferred to the 1994 Stock Compensation Program.

         A summary of the status of the Company's stock option plans and activity is as follows:

                                                                    Wtd. Avg.
                                                                    Exercise
                                                           Shares     Price
                                                          --------  ---------
          Balance at December 31 1995...................  305,354     $15.08
          Granted.......................................   76,300     $19.45
          Exercised.....................................  (11,250)    $ 9.88
          Canceled......................................  (25,750)    $19.63
                                                          -------     ------
          Balance at December 31, 1996..................  344,654     $15.88
          Granted.......................................  106,902     $25.71
          Exercised.....................................  (19,700)    $10.09
                                                          -------     ------
          Balance at January 4, 1998....................  431,856     $18.57
          Granted.......................................  231,282     $31.11
          Exercised.....................................  (21,550)    $15.19
                                                          -------     ------
          Balance at January 3, 1999....................  641,588     $23.21
          Exercisable at January 3, 1999................  307,806     $17.20
          Weighted average fair value of options granted   $10.27

          There are 108,000 options outstanding under the 1992 plan at January 3, 1999, all of which are exercisable, and have exercise prices between $8.25 and $13.63, with a weighted average exercise price of $11.78 and a weighted average remaining contractual life of 4.4 years.

          There are 533,588 options outstanding under the 1994 plan at January 3, 1999 with exercise prices between $15.25 and $31.25, with a weighted average exercise price of $25.52 and a weighted average remaining

                          GLACIER WATER SERVICES, INC.

contractual life of 7.2 years. 199,806 of these options are exercisable, and their weighted average exercise price is $20.14.

          The following pro forma disclosures represent what the Company's net income (loss) and earnings (loss) per share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"):

                                                       Fiscal Year Ended
                                               ------------------------------
                                               January     January     December
                                               3, 1999     4, 1998     31, 1996
                                               --------    --------    --------
Pro forma net income (loss) (in thousands)... $(3,700)      $( 57)      $2,984
Pro forma basic earnings (loss) per share.... $ (1.19)      $(.02)      $  .89
Pro forma diluted earnings (loss) per share.. $ (1.19)      $(.02)      $  .88

          Because the method of accounting required under Statement No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1998, 1997, and 1996, respectively: average risk-free interest rates of 5.8%, 6.5% and 5.8%; no expected dividend yield; expected lives of 8 years for regular options and 5 years for Deferral Options in all years; expected volatility of approximately 28% for all years.

9.  Significant Customers

          The following table sets forth the percentage of the Company's total revenues that were derived from major customers:

                                   Fiscal Year Ended
                   -------------------------------------------------
                   January 3,          January 4,       December 31,
                      1999                1998               1996
                      ----                ----               ----
Company A             9.0%                9.6%              10.2%

10. Contingencies

          The Company is involved in a legal proceeding resulting from allegations by Pure Fill Corporation that the Company is infringing on certain patents. Based on advice of patent counsel, management does not believe that the final disposition of this case will have a material adverse impact on the financial position or results of operations of the Company. During fiscal 1998, the Company incurred approximately $675,000 in connection with this litigation.

          On October 28, 1998, Pure Fill Corporation commenced an action against the Company alleging causes of action against the Company for antitrust, violation of the California Unfair Practices Act, unfair competition, and tortious interference with prospective business advantage. Plaintiff alleges that the Company sold vended water below its cost, provided secret rebates, payments and commissions, engaged in discriminatory pricing practices and conspired with various supermarket retailers to monopolize the market in violation of state antitrust and unfair competition laws. Plaintiff seeks unspecified damages and injunctive relief. On February 2, 1999, the

                          GLACIER WATER SERVICES, INC.

Company filed a demurrer to twelve of the fourteen causes of action. On March 26, 1999, the court sustained the Company's demurrers against eight causes of action, but granted Pure Fill 30 days to amend its complaint. To date, discovery has not been completed, and no trial date has been set. The Company denies all of the allegations and intends vigorously to protect its rights in this lawsuit. Based on the advice of legal counsel, management does not believe that the final disposition of this case will have a material adverse impact on the financial position or results of operations of the Company.

11.  Non Recurring and Other Charges

          In the fourth quarter of 1998, the Company incurred a charge of $971,000 for certain costs associated with the removal of approximately 1,450 machines at under-performing locations. These under-performing machines were primarily located at small independent retailers and the Company intends to relocate these machines to large supermarket and drug store chains where it believes that it will achieve better returns.

          The Company incurred a total of $3,062,000 in non-recurring expenses in 1997 related to the integration of Aqua-Vend's operations with Glacier's operations. Specifically, the integration plan included costs to close certain Glacier locations and write-off obsolete assets, to upgrade the Aqua-Vend machines to Glacier's servicing and operability standards, to rationalize and relocate equipment between Aqua-Vend and Glacier locations and to change the signage on Aqua-Vend machines to that used by Glacier.

12.  Related Party Transactions

          Kayne Anderson Investment Management currently manages a significant portion of the Company's investment portfolio. The Chairman of the Board and Chief Executive Officer and other board members are also employed as senior executives of Kayne Anderson Investment Management. During fiscal 1998 the Company incurred costs of $103,000 to Kayne Anderson Investment Management in connection with investment management fees. The Company did not incur any costs prior to 1998 in connection with investment management fees. Also, a director of the Company, is President of the North American practice of LEK Consulting Group. During fiscal 1998, the Company incurred costs of $46,000 for consulting services provided by LEK Consulting.

13.  Recent Accounting Pronouncements

          In fiscal 1997, the FASB issued Statement No. 131 (SFAS 131), Disclosures About Segments Of An Enterprise and Related Information. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Glacier operates in a single business segment providing high quality, low priced drinking water dispensed to consumers through self-service vending machines and therefore, has no segment information to disclose.

                          GLACIER WATER SERVICES, INC.

          SFAS 131 also requires that a public business enterprise report geographic information relative to revenue and long-lived assets. Glacier began operations in Mexico during fiscal 1998. The geographic revenues for the year and long-lived assets as of January 3, 1999, respectively are as follows:

                                        Long-Lived
(in thousands)               Revenues     Assets
                             --------   ----------
          United States       $56,304      $53,996
          Mexico                   17          943
                              -------      -------
               Total          $56,321      $54,939
                              =======      =======


          In 1998, the FASB issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 in fiscal 1999 and does not expect that it will have a material impact on the financial position or operating results of the Company.

          In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Cost of Start-up Activities. SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. Accordingly, the Company expensed $128,000 in 1998 relative to its start-up activities in Mexico. The Company did not have significant capitalized costs as of fiscal 1997 or 1996, and, therefore, a cumulative adjustment was not required.

14.  Subsequent Events

     On January 27, 1999, the Company entered into a new $8.0 million unsecured credit facility with Tokai Bank of California. The credit facility requires quarterly interest payments at the Banks prime rate (7.75% per annum at January 27, 1999) or LIBOR plus 1.60% (6.63% per annum at January 27, 1999).

                         GLACIER WATER SERVICES, INC.

15. Quarterly Financial Data (Unaudited)

                                           First Quarter        Second Quarter         Third Quarter         Fourth Quarter
                                           -------------        --------------         -------------         --------------
                                                        (in thousands, except shares and per share amounts)
Year Ended January 3, 1999:
     Net revenues                             $   12,814        $   14,433              $   16,916            $   12,158
     Income (loss) from operations                    25               (42)                  1,045                (2,496)
     Net income (loss)                              (486)             (391)                    292                (2,687)
     Basic earnings (loss) per share                (.15)             (.12)                    .10                  (.90)
     Weighted average shares                   3,211,988         3,201,389               2,893,759             2,987,879

     Diluted earnings (loss) per share              (.15)             (.12)                    .10                  (.90)
     Weighted average shares and
         potential shares                      3,211,988         3,201,389               3,011,765             2,987,879

Year Ended January 4, 1998:
     Net revenues                             $   11,176        $   16,038              $   17,138            $   12,942
     Income from operations                          142             1,164                     573                   732
     Net income (loss)                              (111)              398                      32                   111
     Basic earnings (loss) per share                (.03)              .12                     .01                   .03
     Weighted average shares                   3,208,580         3,214,150               3,226,758             3,226,706

     Diluted earnings (loss) per share              (.03)              .12                     .01                   .03
     Weighted average shares and
         potential shares                      3,208,580         3,310,010               3,351,034             3,354,263

Year Ended December 31, 1996:
     Net revenues                             $   10,015        $   12,036              $   13,709            $   10,331
     Income from operations                          800             1,518                   2,283                   884
     Net income                                      360               799                   1,556                   588
     Basic earnings per share                        .11               .24                     .46                   .18
     Weighted average shares                   3,367,627         3,348,778               3,349,341             3,273,200

     Diluted earnings (loss) per share               .11               .24                     .46                   .18
     Weighted average shares and
         potential shares                      3,406,797         3,389,589               3,398,650             3,327,953

                               INDEX TO EXHIBITS

Exhibit
 No.
 ---
3.1       Certificate of Incorporation of Registrant (i.)
3.2       Bylaws of Registrant (i.)
4.1       Specimen Stock Certificate of Registrant (i.)
4.2       Junior Subordinated Indenture between Glacier Water Services, Inc. and
          Wilmington Trust Company, as Indenture Trustees, dated January 28,
          1997 (viv.)
4.3       Officers' Certificate and Company Order executed by Glacier Water
          Services, Inc., dated January 27, 1998
4.4       Certificate of Trust of Glacier Water Trust I, dated November
          13, 1997 (viii.)
4.5       Trust Agreement of Glacier Water Trust I, dated November 13, 1997
          (viii.)
4.5.1     Amended and Restated Trust Agreement of Glacier Water Trust I, dated
          January 27, 1998 (viv.)
4.6       Trust Preferred Certificate of Glacier Water Trust I (viv.)
4.7       Common Securities Certificate of Glacier Water Trust I (viv.)
4.8       Guarantee Agreement between Glacier Water Services, Inc. and
          Wilmington Trust Company, as Trustee, dated January 27, 1998 (viv.)
4.9       Agreement as to Expenses and Liabilities between Glacier Water
          Services, Inc. and Glacier Water Trust I, dated January 27, 1998
          (viv.)
4.10      Junior Subordinated Deferrable Interest Debenture of Glacier Water
          Services, Inc. (viv.)
10.1      Amended and Restated 1992 Stock Incentive Plan (ii.)
10.2      Vending Machine Agreement between the Vons Companies, Inc. and BWVI
          (i.)
10.3      Location Agreement between Ralph's Grocery Company, Cala Co., and GW
          Services, Inc. (v.)
10.4      Form of Indemnification Agreement with Officers and Directors (i.)
10.5      1994 Stock Compensation Plan (iii.)
10.5.1    Amendment No. 1 to 1994 Stock Compensation Plan (iv.)
10.5.2    Amendment No. 2 to 1994 Stock Compensation Plan (v.)
10.5.3    Amendment No. 3 to 1994 Stock Compensation Plan (v.)
10.5.4    Amendment No. 4 to 1994 Stock Compensation Plan (vi.)
10.5.5    Amendment No. 5 to 1994 Stock Compensation Plan (vii.)
21.1      Subsidiaries of the Registrant
23.1      Consent of Arthur Andersen LLP Independent Public Accountants
27        Financial Data Schedule for the Fiscal Year Ended January 3, 1999

--------------------
(i.) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-45360) amendments thereto.
(ii.) Incorporated by reference to the Company's Registration Statement on Form S-8 (File Number 33-61942) filed April 30, 1993.
(iii.) Incorporated by reference to the Company's Registration Statement on Form S-8 (File Number 33-80016) filed June 8, 1994.
(iv.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 2, 1993.
(v.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 6, 1995.
(vi.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 3, 1997.
(vii.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 9, 1998.
(viii.) Incorporated by reference to the Company's Registration Statement on Form S-2 (File Number 333-40335) filed January 22, 1998.
(viv.) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 1998.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GLACIER WATER SERVICES, INC.


                                      By /s/ Jerry A. Gordon
                                         ----------------------------------
                                         Jerry A. Gordon
                                         President, Chief Operating Officer
                                         and Director

                                      By /s/ W. David Walters
                                         ---------------------------------
                                         W. David Walters
                                         Chief Financial Officer, Vice
                                         President, Finance
Date:  March 26, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.

Signature                                          Title
---------                                          -----
Principal Executive Officer:


/s/ Jerry A. Gordon                                President, Chief Operating
------------------------------------------         Officer and Director
Jerry A. Gordon


/s/ Jerry R. Welch                                 Chairman of the Board, Chief
------------------------------------------         Executive Officer and Director
Jerry R. Welch


/s/ Douglas C. Boyd                                Director
------------------------------------------
Douglas C. Boyd


/s/ Peter B. Foreman                               Director
------------------------------------------
Peter B. Foreman


/s/ Richard A. Kayne                               Director
------------------------------------------
Richard A. Kayne


/s/ Scott H. Shlecter                              Director
-----------------------------------------
Scott H. Shlecter


/s/ Robert V. Sinnott                              Director
-----------------------------------------
Robert V. Sinnott


                                       38
[CAPTION]