Form 10-Q
period 1999-04-04
GLACIER WATER SERVICES INC
filed 1999-05-19
CIK 883505

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended:  April 4, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from              to

    Commission File Number: 1-11012

                         Glacier Water Services, Inc.
                   -----------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                   33-0493559
-----------------------------------------   ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2261 Cosmos Court, Carlsbad, California                92009
-----------------------------------------   ------------------------------------
(Address of principal executive offices)            (Zip Code)

                                (760)  930-2420
                   -----------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ]

  Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 2,849,769 shares of common stock, $.01 par value, outstanding at May 2, 1999.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                         GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                    April 4,           January 3,
                                                                                      1999                1999*
                                                                                 ---------------      ---------------
                                                                                    (unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents...............................................         $  1,539           $    109
   Investments, available for sale.........................................           22,538             31,037
   Accounts receivable.....................................................            1,017              1,348
   Inventories.............................................................            2,842              2,890
   Prepaid expenses and other..............................................            1,416              1,388
                                                                                    --------           --------
      Total current assets.................................................           29,352             36,772

Property and equipment, net of accumulated depreciation....................           55,930             54,939
Other assets...............................................................           12,667              8,804
                                                                                    --------           --------
Total assets...............................................................         $ 97,949           $100,515
                                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable........................................................         $  1,019           $    656
   Accrued commissions ....................................................            1,596              1,469
   Accrued liabilities.....................................................            1,896              2,146
                                                                                    --------           --------
       Total current liabilities..........................................             4,511              4,271
Long-term debt.............................................................           87,125             85,000
Deferred income taxes......................................................              668              1,960


Stockholders' equity:
   Preferred stock, $.01 par value; 100,000 shares authorized,
      no shares issued or outstanding.........................................             -                  -
   Common stock, $.01 par value;
     10,000,000 shares authorized, 2,851,669 and
     2,959,975 shares issued and outstanding, respectively...................             34                 34
   Additional paid-in capital..............................................           15,963             15,963
   Retained earnings.......................................................            6,797              9,389
   Treasury stock, at cost, 568,656 and 460,350 shares, respectively.......          (14,193)           (11,549)
   Cumulative unrealized loss on investments...............................           (2,956)            (4,553)
                                                                                    --------           --------
     Total stockholders' equity...........................................             5,645              9,284
                                                                                    --------           --------
Total liabilities and stockholders' equity.................................           97,949           $100,515
                                                                                    ========           ========

  * Amounts derived from audited information

                             See accompanying notes

                         GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except shares and per share data)
                                  (unaudited)



                                                                                          Three Months Ended
                                                                                        April 4,           April 5,
                                                                                          1999               1998
                                                                                       -----------       -----------
Revenues.........................................................................       $   12,623        $   12,814

Operating costs and expenses:
   Operating expenses............................................................            8,236             8,411
   Selling, general and administrative expenses..................................            2,189             1,941
   Depreciation and amortization.................................................            2,599             2,437
                                                                                        ----------        ----------
       Total operating costs and expenses........................................           13,024            12,789
                                                                                        ----------        ----------

Income (loss) from operations....................................................             (401)               25

Other (income) expense:
   Interest  expense.............................................................            1,980             1,636
   Investment (income)  loss.....................................................            1,503              (873)
                                                                                        ----------        ----------
Total other expense..............................................................            3,483               763
                                                                                        ----------        ----------

Loss before income taxes.........................................................           (3,884)             (738)
Income tax benefit...............................................................           (1,292)             (252)
                                                                                        ----------        ----------
Net loss.........................................................................       $   (2,592)       $     (486)
                                                                                        ==========        ==========

Basic and diluted net loss per share.............................................        $    (.87)       $     (.15)
                                                                                         =========        ==========

Weighted average shares outstanding..............................................        2,987,879         3,211,988
                                                                                        ==========        ==========


                          Glacier Water Services, Inc.
             Consolidated Statements of Comprehensive Income (Loss)
                                 (in thousands)

                                                                                          Three Months Ended
                                                                                    -------------------------------
                                                                                       April 4,         April 5,
                                                                                         1999             1998
                                                                                    --------------   --------------
Net loss                                                                             $(2,592)           $(486)
                                                                                     -------            -----
Unrealized gain (loss) on securities, net of tax:
    Unrealized holding gain (loss) arising during the period                             389             (182)
     Less: reclassification adjustment for losses (gains)
     included in net gain (loss)                                                       1,986             (276)
                                                                                     -------            -----
Net unrealized gain (loss)                                                            (1,597)              94
                                                                                     -------            -----
Comprehensive loss                                                                   $(4,189)           $(392)
                                                                                     =======            =====




                             See accompanying notes

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                    (unaudited)

                                                                                        Three Months Ended
                                                                                -------------------------------
                                                                                    April 4,          April 5,
                                                                                      1999             1998
                                                                                  -------------   --------------
Cash flows from operating activities:
     Net loss                                                                          $(2,592)        $   (486)
     Adjustments to reconcile net income (loss) to net cash provided by
        Operating activities:
          Depreciation and amortization                                                  2,599            2,437
          Loss on disposal of assets                                                        --                9
          Realized loss (gain) on sales of investments                                   1,986             (276)
     Change in operating assets and liabilities:
          Accounts receivable                                                              331             (461)
          Inventories                                                                       48             (241)
          Prepaid expenses and other                                                       (28)            (652)
          Payments for prepaid marketing incentives                                     (4,304)            (119)
          Other assets                                                                      (5)            (410)
          Deferred income taxes                                                         (1,292)            (252)
          Accounts payable, accrued liabilities and accrued commissions                    240            1,261
                                                                                       -------         --------
                    Total adjustments                                                     (425)           1,296
                                                                                       -------         --------
                    Net cash provided by (used in) operating activities                 (3,017)             810
                                                                                       -------         --------

Cash flows from investing activities:
     Net investment in vending equipment                                                (2,990)          (4,592)
     Purchase of property and equipment                                                    (33)             (95)
     Purchase of investments                                                            (7,282)         (39,686)
     Proceeds from sale and maturities of investments                                   15,271            7,180
                                                                                       -------         --------
                    Net cash provided by (used in) investing activities                  4,966          (37,193)
                                                                                       -------         --------

Cash flows from financing activities:
    Issuance of long term debt, net of fees                                                 --           81,600
    Proceeds from long-term borrowings                                                   9,175              950
    Principal payments on long debt                                                     (7,050)         (29,682)
    Proceeds from issuance of stock                                                         --              117
    Purchase of treasury stock                                                          (2,644)          (1,040)
                                                                                       -------         --------
                   Net cash provided by (used in) financing activities                    (519)          51,945
                                                                                       -------         --------

Net increase in cash                                                                     1,430           15,562
Cash, beginning of period                                                                  109               13
                                                                                       -------         --------
Cash, end of period                                                                    $ 1,539         $ 15,575
                                                                                       =======         ========

                             See accompanying notes

                          GLACIER WATER SERVICES, INC.
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                 (in thousands)

                                                                               Three Months Ended
                                                                             ------------------------
                                                                              April 4,      April 5,
                                                                                1999          1998
                                                                              --------       --------
Cash paid for interest                                                          $1,966         $1,622
                                                                                ======         ======
Cash paid for income taxes                                                      $   --         $    4
                                                                                ======         ======



                             See accompanying notes

                         GLACIER WATER SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 4, 1999
                                  (unaudited)

1.   Summary of Significant Accounting Policies

     Basis of Presentation

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company as of April 4, 1999 and the consolidated results of its operations and its cash flows for the three-month periods ended April 4, 1999 and April 5, 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended April 4, 1999 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

Reclassification

     Certain prior year amounts have been reclassified to conform to the current presentation.

2.  Investments

     Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At April 4, 1999 and January 3, 1999, the Company considered all investments as available for use in its current operations, and therefore classified them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, net of tax, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, write-downs associated with investments deemed to be permanently impaired, interest income and dividends are included in investment income or loss in the accompanying statements of operations. The cost of securities sold is based on the specific identification method.

     At April 4, 1999, short-term investments consisted of the following (in thousands):

                                                       Gross           Gross        Estimated
                                      Amortized      Unrealized      Unrealized        Fair
                                         Cost           Gains          Losses          Value
                                        -----           -----         -------       ---------
Corporate securities                   $11,031           $206         $(1,708)        $ 9,529
Convertible securities                   2,103             --             (38)          2,065
Mortgage backed securities               1,562             --            (638)            924
                                       -------           ----         -------         -------
Total debt securities                   14,696            206          (2,384)         12,518
Equity securities                       10,798            526          (1,304)         10,020
                                       -------           ----         -------         -------
Total investments available            $25,494           $732         $(3,688)        $22,538
 for sale                              =======           ====         =======         =======

                         GLACIER WATER SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 4, 1999
                                  (unaudited)

     The Company's primary market risk exposures are interest rate risk and equity price risk. At April 4, 1999, the Company held a portfolio of marketable securities with an estimated fair value equal to $22,538,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $12,518,000, including $2,065,000 in convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $10,020,000, including $7,858,000 in convertible preferred securities. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

  Proceeds from sales or maturities of marketable securities for the quarter ended April 4, 1999 were $15,271,000. Gross realized gains on such sales for the quarter ended April 4, 1999 were $194,000. Gross realized losses for the quarter ended April 4, 1999 were $2,180,000. Corporate securities have maturity dates from January 2001 to March 2006. Corporate debt securities have maturity dates from February 2001 to May 2008. Mortgage backed securities have maturity dates from April 2017 to December 2021. The Company's investment guidelines include investing approximately $10.2 million of its portfolio with a professional asset management firm whose investment approach consists of investing in hedged transactions. Each position in the portfolio is created by purchasing a convertible debt or equity security and selling short the underlying common stock against it. The remainder of the Company's investment portfolio is invested by Kayne Anderson Investment Management, primarily in fixed rate corporate bonds and mortgage backed securities. The gross unrealized gains and losses reflected in the above table are primarily the result of these investment approaches.

  As of April 4, 1999, one of the Company's corporate debt security investments has declined in value by approximately $2.2 million. The issuer of this security is experiencing financial difficulty and is in bankruptcy proceedings. Additionally, the debt instrument is currently in default. As a result of the Company's most recent review of this security, the Company believes that it is permanently impaired and as a result, has taken a $1.6 million write-down on this investment. This amount is included in the investment losses for the quarter ended April 4, 1999.

At January 3, 1999, investments available for sale consisted of the following
  (in thousands):

                                                      Gross           Gross        Estimated
                                     Amortized      Unrealized      Unrealized         Fair
                                        Cost           Gains          Losses          Value
                                       -----           -----          ------          -----
Corporate securities                   $14,424           $159         $(2,722)        $11,861
Convertible securities                   4,259            197             (13)          4,443
Mortgage backed securities               2,337              -          (1,139)          1,198
                                       -------   ------------         -------         -------
Total debt securities                   21,020            356          (3,874)         17,502

Equity securities                       14,570             37          (1,072)         13,535
                                        ------   ------------         -------         -------
Total investments available
                                       $35,590           $393         $(4,946)        $31,037
   for sale                            =======   ============         =======         =======


                         GLACIER WATER SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 4, 1999

                                  (unaudited)


3.   New Credit Facility

  On January 27, 1999, the Company entered into a new $8.0 million unsecured credit facility with Tokai Bank of California with a maturity date of May 1, 2000. The credit facility requires quarterly interest payments at the Bank's prime rate (7.75% per annum at January 27, 1999) or LIBOR plus 1.60% (6.63% per annum at January 27, 1999). As of April 4, 1999, the Company had approximately $5.8 million of funds available under the agreement. Outstanding amounts under this credit facility are included in long term debt as of April 4, 1999.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Results of Operations
---------------------

Overview
--------

     During the fourth quarter of 1998, the Company made a decision to remove approximately 1,450 machines at under-performing locations. These machines were primarily located at small independent retailers and the Company intends to relocate these machines to large supermarket and drug store chains where the Company expects that better performance will be achieved. As of April 4, 1999, substantially all of these machines have been removed from operations and the Company believes that they will be re-deployed over the balance of the year. As a result of the removal of these machines, the Company ended the quarter with 12,775 machines in operation, compared to 12,857 machines in operation at April 5, 1998.

Revenues
--------

     For the quarter ended April 4, 1999, revenues decreased 1.5% to $12,623,000, from $12,814,000 for the first quarter a year ago. The decrease in revenues was due to the reduction of machines mentioned above and due to the continuing negative impact on revenues from adverse media attention last fall surrounding a study conducted by Los Angeles County which questioned the quality of drinking water dispensed from water vending machines.

Costs and Expenses
------------------

     Operating expenses for the quarter ended April 4, 1999 were $8,236,000, or 65.2% of revenues, compared to $8,411,000, or 65.6% of revenues in the same period last year. The total dollar decrease in cost is associated with having fewer machines in operation throughout the first quarter of 1999.

     Selling, general and administrative ("SG&A") expenses for the quarter ended April 4, 1999 increased to $2,189,000, or 17.3% of revenues, compared to $1,941,000, or 15.1% of revenues in the same period last year. The increase in total dollars is due primarily to increased legal expenses incurred in connection with patent litigation.

     Depreciation and amortization expense was $2,599,000, for the quarter ended April 4, 1999, compared to $2,437,000 in the same period last year. The increase in total dollars was due to the addition of new machines installed last year.

     Interest expense increased to $1,980,000, for the quarter ended April 4, 1999, compared to $1,636,000 in the same period last year. The increase was associated with the issuance of the $85 million of Trust Preferred Stock in the first quarter of 1998. The Company had $1,503,000 of investment losses in the quarter ended April 4, 1999, as a result of a write-down of $1.6 million on a debt security deemed to be permanently impaired, compared to investment income of $873,000 in the same period last year.

     As a result of the foregoing, the net loss for the quarter ended April 5, 1998 was $2,592,000, or $.87 per share, compared with a net loss of $486,000, or $.15 per share for the same period last year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)

Liquidity and Capital Resources
-------------------------------

     On January 27, 1998, the Company, through a newly created business trust and wholly-owned subsidiary, completed a public offering of 3.4 million of 9.0625% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security (the "Trust Preferred Securities"). The proceeds from the sale of the Trust Preferred Securities were used to purchase an equivalent amount of 9 1/16% Junior Subordinated Debentures of the Company (the "Debentures"). With the net proceeds of $81.6 million from the sale of the Debentures, the Company repaid its outstanding bank debt of approximately $28.7 million, terminated its bank credit agreement and invested the remainder in cash equivalents and short-term marketable securities. These investments, as well as cash flows from operations, are the Company's primary sources of liquidity. In addition, the Company has the capacity to borrow up to $5 million from a national brokerage firm against its investments in marketable securities, at an interest rate of 6.5% per annum.

     On January 27, 1999, the Company entered into a new $8.0 million unsecured credit facility with Tokai Bank of California with a maturity date of May 1, 2000. The credit facility requires quarterly interest payments at the Bank's prime rate (7.75% per annum at January 27, 1999) or LIBOR plus 1.60% (6.63% per annum at January 27, 1999). As of April 4, 1999, the Company had approximately $5.8 million of funds available under the agreement. Outstanding amounts under this credit facility are included in long term debt as of April 4, 1999.

     At April 4, 1999, the Company had cash and cash equivalents and marketable securities of $24.1 million, and working capital of $24.8 million. For the quarter ended April 4, 1999, net cash used by operations totaled $3.0 million. Net cash provided by financing and investing activities was $4.4 million for the quarter ended April 4, 1999.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     The Company's primary market risk exposures are interest rate risk and equity price risk. At April 4, 1999, the Company held a portfolio of marketable securities with an estimated fair value equal to $22,538,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $12,518,000, including $2,065,000 in convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $10,020,000, including $7,858,000 in convertible preferred securities. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

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

  The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company's derivative investments:

                                                             Cash Flow (in thousands)
                             -----------------------------------------------------------------------------------------

                              1999          2000          2001         2002          2003    Thereafter       Total
                             -----         -----         -----        -----         -----    -----------    ----------
Security
--------

Convertible Debt
    Principal                $   0         $   0         $ 500        $   0         $ 500         $1,750        $2,250
    Interest                    87           124           124           94            94            104           629
    Weighted average
       interest rate           5.6%          5.6%          5.6%         5.6%          5.4%           5.0%

Convertible Preferred
 Stock
    Principal                $   0         $   0         $ 262        $ 398         $   0         $    0        $  660
    Interest                   727           881           877          847           841             (2)           (2)
    Weighted average
       interest rate           7.9%         7.2 %          7.2%         7.2%          7.2%           7.2%

(1) Dividends paid-in-kind have been included (based on their cash value) in the calculations for the convertible preferred stock.

(2) Beyond 2003, interest payments on convertible preferred stock generally continue so long as the Company continues to hold the security.

Statements in this report that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements with respect to the financial condition and results of operations of the Company involve risks and uncertainties including, but not limited to, trade relations, dependence on certain locations and competition. Further information on potential factors which could affect the financial condition and results of operations of the Company are included in the filings of the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Registration Statement on Form S-2, as amended, (File No. 333-40335) and its Annual Report on Form 10-K for the year ended January 3, 1999.

                          PART II - OTHER INFORMATION

   Item 1.                      Legal Proceedings

           On October 28, 1998, Pure Fill Corporation commenced an action against the Company in the California Superior Court for the County of Stanislaus, known as Pure Fill Corporation v. Glacier Water Services, Inc., Case No. 182981, alleging causes of action against the Company for antitrust, violation of the California Unfair Practices Act, unfair competition, and tortious interference with prospective business advantage. Plaintiff alleges, among other things, that the Company sold vended water below its cost, provided secret rebates, payments and commissions, engaged in discriminatory pricing practices and conspired with various supermarket retailers to monopolize the market in violation of state antitrust and unfair competition laws. Plaintiff seeks unspecified damages and injunctive relief. On April 23, 1999 after the Court had sustained Glacier's demurrer to Pure Fill's First Amended Complaint, Pure Fill filed its Second Amended Complaint. To date, discovery has not been completed, and no trial date has been set. The Company denies all of the allegations and intends vigorously to protect its rights in this lawsuit. However, there can be no assurance that the lawsuit will be resolved in favor of the Company.

          On October 13, 1998, Aqua Natural Purefect Water, Inc. ("Aqua Natural") commenced an action against the Company, and others, in Harris County, Texas, known as Aqua Natural Purefect Water, Inc. v. The Kroger Company et al., Case No. 98-48829. On January 19, 1999, Aqua Natural filed its First Amended Complaint alleging civil conspiracy to defraud, conversion, tortious interference with existing and prospective contracts, intentional infliction of emotional distress and breach of contract. Aqua Natural alleges that the Company interfered with an existing contract and business relationship between Kroger and Aqua Natural and that during the changeover of water vending systems, the Company and its agents damaged Aqua Natural's equipment. Aqua Natural seeks unspecified damages and attorney's fees. On or about May 7, 1999, the Company was served with the First Amended Complaint. The Company denies all of the allegations and intends to vigorously protect its rights in this lawsuit. However, there can be no assurance that the lawsuit will be resolved in favor of the Company.


Item 6.                Exhibits and Reports on Form 8-K

        a. Exhibits
           --------

           Exhibit 27. 1  Financial Data Schedule.

        b. Reports on Form 8-K
           -------------------

           None

                                    EXHIBITS
                                    --------

        27.1  Financial Data Schedule

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GLACIER WATER SERVICES, INC.


Date:  May 19, 1999            By: /s/Jerry A. Gordon
       ------------                -----------------------------------------
                                  Jerry A. Gordon
                                  President and Chief Operating Officer



Date: May 19, 1999             By: /s/W. David Walters
      ------------                 -----------------------------------------
                                  W. David Walters
                                  Chief Financial Officer and
                                  Vice President, Finance