Form 10-Q
period 1999-07-04
GLACIER WATER SERVICES INC
filed 1999-08-18
CIK 883505

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:  July 4, 1999

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from________________to_________________

       Commission File Number: 1-11012
                               -------

                         Glacier Water Services, Inc.
                         ---------------------------
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

     Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 2,847,074 shares of common stock, $.01 par value, outstanding at August 1, 1999.

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                      July 4,              January 3,
                                                                                      1999                   1999*
                                                                                   ----------              ----------
ASSETS                                                                                        (unaudited)
------
Current assets:
 Cash and cash equivalents.................................................        $  1,103                  $    109
 Investments, available for sale...........................................          23,424                    31,037
 Accounts receivable.......................................................           1,184                     1,348
 Inventories...............................................................           3,115                     2,890
 Prepaid expenses and other................................................             985                     1,388
                                                                                   --------                  --------
     Total current assets..................................................          29,811                    36,772

Property and equipment, net of accumulated depreciation....................          57,150                    54,939
Other assets...............................................................          12,307                     8,804
                                                                                   --------                  --------
Total assets...............................................................        $ 99,268                  $100,515
                                                                                   ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable..........................................................        $    827                  $    656
 Accrued commissions.......................................................           2,099                     1,469
 Accrued liabilities ......................................................           1,803                     2,146
 Line of credit............................................................           4,625                        --
                                                                                   --------                  --------
     Total current liabilities.............................................           9,354                     4,271

Long-term debt.............................................................          85,000                    85,000

Deferred income taxes......................................................              --                     1,960

Stockholders' equity:
 Preferred stock, $.01 par value; 100,000 shares authorized,
  no shares issued or outstanding..........................................              --                        --
 Common stock, $.01 par value;
  10,000,000 shares authorized, 2,822,299 and
  2,959,975 shares issued and outstanding, respectively....................              34                        34
 Additional paid-in capital................................................          15,963                    15,963
 Retained earnings.........................................................           5,083                     9,389
 Treasury stock, at cost, 598,026 and 460,350 shares, respectively.........         (14,795)                  (11,549)
 Cumulative unrealized loss on investments.................................          (1,371)                   (4,553)
                                                                                   --------                  --------
     Total stockholders' equity............................................           4,914                     9,284
                                                                                   --------                  --------
Total liabilities and stockholders' equity.................................        $ 99,268                  $100,515
                                                                                   ========                  ========

     * Amounts derived from audited information

                             See accompanying notes

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except shares and per share data)
                                  (unaudited)


                                                                       Three Months Ended          Six Months Ended
                                                                  ------------------------    ------------------------
                                                                     July 4,       July 5,       July 4,      July 5,
                                                                      1999          1998          1999         1998
                                                                  ----------    ----------    ----------    ----------
Revenues......................................................... $   14,232    $   14,433    $   26,855    $   27,247

Operating costs and expenses:
      Operating expenses.........................................      9,306         9,284        17,541        17,695
      Selling, general and administrative expenses...............      2,567         2,622         4,756         4,563
      Depreciation and amortization..............................      2,582         2,569         5,182         5,006
                                                                  ----------    ----------    ----------    ----------
             Total operating costs and expenses..................     14,455        14,475        27,479        27,264
                                                                  ----------    ----------    ----------    ----------

Loss from operations.............................................       (223)          (42)         (624)          (17)

Other (income) expenses:
      Interest expense...........................................      2,011         1,926         3,991         3,561
      Investment (income) loss...................................        247        (1,422)        1,750        (2,294)
                                                                  ----------    ----------    ----------    ----------
Total other expense..............................................      2,258           504         5,741         1,267
                                                                  ----------    ----------    ----------    ----------

Loss before income taxes.........................................     (2,481)         (546)       (6,365)       (1,284)
Income tax benefit...............................................       (768)         (155)       (2,059)         (407)
                                                                  ----------    ----------    ----------    ----------

Net loss......................................................... $   (1,713)   $     (391)   $   (4,306)   $     (877)
                                                                  ==========    ==========    ==========    ==========

Basic and diluted loss per share.................................      $(.61)        $(.12)       $(1.50)        $(.27)
                                                                  ==========    ==========    ==========    ==========

Weighted average shares outstanding..............................  2,827,301     3,201,389     2,866,820     3,206,688
                                                                  ==========    ==========    ==========    ==========


                          Glacier Water Services, Inc.
             Consolidated Statements of Comprehensive Income (Loss)
                                 (in thousands)

                                                                    Three Months Ended      Six Months Ended
                                                                   ---------------------   -------------------
                                                                      July 4,    July 5,    July 4,    July 5,
                                                                       1999       1998       1999       1998
                                                                   ---------   ----------  -------     -------
Net loss                                                           $(1,713)    $  (391)    $(4,306)    $  (877)
                                                                   -------     -------     -------     -------
Unrealized gain (loss) on securities:
    Unrealized holding gain (loss) arising during                    2,301        (835)      5,884      (1,016)
    the period
     Less: reclassification adjustment for losses (gains)
      included in net gain (loss)                                      716         (29)      2,702        (304)
                                                                   -------     -------     -------     -------
Net unrealized gain (loss)                                           1,585        (806)      3,182        (712)
                                                                   -------     -------     -------     -------
Comprehensive loss                                                 $  (128)    $(1,197)    $(1,124)    $(1,589)
                                                                   =======     =======     =======     =======

                             See accompanying notes

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                    (unaudited)

                                                                                           Six Months Ended
                                                                                       July 5,           July 5,
                                                                                        1999               1998
                                                                                      ---------        ----------
Cash flows from operating activities:
     Net loss                                                                         $ (4,306)         $   (877)
     Adjustments to reconcile net loss)to net cash provided by
        Operating activities:
          Depreciation and amortization                                                  5,182             5,006
          Realized loss (gain) on sales of investments                                   2,702              (304)
     Change in operating assets and liabilities:
          Accounts receivable                                                              164              (647)
          Inventories                                                                     (225)              285
          Prepaid expenses and other                                                      (403)              248
          Payments for prepaid marketing incentives                                     (4,325)             (342)
          Other assets                                                                     664               445
          Deferred income taxes                                                         (2,060)             (383)
          Accounts payable, accrued liabilities and accrued commissions                    458              (838)
                                                                                      --------          --------
                    Total adjustments                                                    2,157             3,470
                                                                                      --------          --------
                    Net cash provided by (used in) operating activities                 (2,149)            2,593
                                                                                      --------          --------

Cash flows from investing activities:
     Net investment in vending equipment                                                (6,196)           (8,408)
     Purchase of property and equipment                                                   (158)             (252)
     Purchase of investments                                                           (15,574)          (51,566)
     Proceeds from sale and maturities of investments                                   23,692            10,752
                                                                                      --------          --------
                    Net cash provided by (used in) investing activities                  1,764           (49,474)
                                                                                      --------          --------

Cash flows from financing activities:
    Issuance of long term debt, net of fees                                                 --            81,600
    Proceeds from borrowings on line of credit                                          11,065               950
    Principal payments on line of credit                                                (6,440)          (29,682)
    Proceeds from issuance of stock                                                         --               159
    Purchase of treasury stock                                                          (3,246)           (1,045)
                                                                                      --------          --------
                   Net cash provided by financing activities                             1,379            51,982
                                                                                      --------          --------

Net increase in cash                                                                       994             5,101
Cash, beginning of period                                                                  109                13
                                                                                      --------          --------
Cash, end of period                                                                   $  1,103          $  5,114
                                                                                      ========          ========


                             See accompanying notes

                          GLACIER WATER SERVICES, INC.
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                    (in thousands)
                                    (unaudited)


                                                            Six Months Ended
                                                         July 4,        July 5,
                                                          1999           1998
                                                         ------         ------
   Cash paid  for interest..........................    $3,955          $2,953
                                                        ======          ======
   Cash paid for income taxes.......................    $    5          $    4
                                                        ======          ======



                             See accompanying notes

                          GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 4, 1999
                                  (unaudited)

Summary of Significant Accounting Policies

     Basis of Presentation

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three- and six-month periods ended July 4, 1999 and July 5, 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended July 4, 1999 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

   Reclassification

     Certain prior year amounts have been reclassified to conform to the current presentation.

Investments

     Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At July 4, 1999 and January 3, 1999, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, write-downs associated with investments deemed to be permanently impaired, interest income, and dividends are included in investment income or loss in the accompanying statements of operations. The cost of securities sold is based on the specific identification method.

     At July 4, 1999, short-term investments consisted of the following (in thousands):


                                                      Gross          Gross          Estimated
                                                    Unrealized     Unrealized         Fair
                                        Cost          Gains          Losses           Value
                                      --------      ----------      --------        --------
Corporate securities                   $11,030           $117        $(1,524)        $ 9,623
Convertible securities                   3,084            182            (14)          3,252
Mortgage backed securities               1,096             -            (277)            819
                                       -------           ----        -------         -------
Total debt securities                   15,210            299         (1,815)         13,694
Equity securities                        9,585            700           (555)          9,730
                                       -------           ----        -------         -------
Total marketable securities            $24,795           $999        $(2,370)        $23,424
                                       =======           ====        =======         =======

     The Company's primary market risk exposures are interest rate risk and equity price risk. At July 4, 1999, the Company held a portfolio of marketable securities with an estimated fair value equal to $23,424,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $13,694,000, including $3,252,000 in convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $9,730,000, including $5,954,000 in convertible preferred securities. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

     Proceeds from sales or maturities of marketable securities for the three- and six-month periods ended July 4, 1999 were $8,421,000 and $23,692,000, respectively. Gross realized gains on such sales or maturities for the three- and six-month periods were $21,000 and $215,000, respectively. Gross realized losses for the three- and six-month periods were $737,000 and $2,917,000, respectively. Corporate securities have maturity dates from January 2001 to February 2009. Corporate debt securities have maturity dates from February 2001 to May 2008. Mortgage backed securities have maturity dates from April 2017 to December 2021. The Company's investment guidelines include investing up to approximately $15 million of its portfolio with a professional asset management firm whose investment approach consists of investing in hedged transactions. Each position in the portfolio is created by purchasing a convertible debt or equity security and selling short the underlying common stock against it. The remainder of the Company's investment portfolio is invested by Kayne Anderson Investment Management, primarily in fixed rate corporate bonds and mortgage backed securities. The gross unrealized gains and losses reflected in the above table are primarily the result of these investment approaches.

     As of April 4, 1999, one of the Company's corporate debt security investments had declined in value by approximately $2.2 million. The issuer of this security was experiencing financial difficulty and was in bankruptcy proceedings. Additionally, the debt instrument was currently in default. As a result of the Company's most recent review of this security, the Company believed that it was permanently impaired and as a result, has taken a $1.6 million write-down on this investment. This amount was included in the investment losses for the quarter ended April 4, 1999. Additionally, the issuer of this security has defaulted on its interest obligation and therefore, the Company has discontinued recording interest income relating to this investment.

     As of July 4, 1999, one of the Company's corporate security investments had declined in value by approximately $0.5 million. The issuer of this security was experiencing financial difficulty and has defaulted on its debt payments. As a result of the Company's most recent review of this security, the Company believed that it was permanently impaired and as a result, has taken a $0.5 million write-down on this investment. This amount was included in the investment losses for the quarter ended July 4, 1999. Additionally, the issuer of this security has defaulted on its interest obligation and therefore, the Company has discontinued recording interest income relating to this investment.

  At January 3, 1999, investments available for sale consisted of the following (in thousands):


                                                     Gross          Gross         Estimated
                                     Amortized     Unrealized    Unrealized        Fair
                                        Cost         Gains          Losses         Value
------------------------------   -------------   ------------   -------------   ------------
Corporate securities                   $14,424           $159       $(2,722)        $11,861
Convertible securities                   4,259            197           (13)          4,443
Mortgage backed securities               2,337              -        (1,139)          1,198
                                       -------           ----        -------        -------
Total debt securities                   21,020            356        (3,874)         17,502

Equity securities                       14,570             37        (1,072)         13,535
                                       --------          -----      -------         -------

Total investments available
   for sale                            $35,590           $393       $(4,946)        $31,037
                                       =======           ====       =======         =======


                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  July 4, 1999
                                  (unaudited)



3.  New Credit Facility

     On January 27, 1999, the Company entered into a new $8.0 million unsecured credit facility with Tokai Bank of California with a maturity date of May 1, 2000. The credit facility requires quarterly interest payments at the Bank's prime rate (7.75% per annum at January 27, 1999) or LIBOR plus 1.60% (6.63% per annum at January 27, 1999). As of July 4, 1999, the Company had approximately $3.4 million of funds available under the agreement.

4.  Subsequent Events

On August 13, 1999, the Company announced that the Company's Board of Directors authorized the Company to purchase up to 250,000 shares of the Trust Preferred Securities (AMEX: HOO pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, in the open market as part of the Company's stock repurchase plan. The Company has the authority to purchase up to 250,000 shares, or approximately 7.4% of Glacier's 3,400,000 Trust Preferred shares outstanding.

The Company's Board of Directors had previously authorized the repurchase of up to 750,000 shares of Glacier Water Services common stock, of which 585,126 shares have been repurchased by the Company. With the current authorization, the Company has the authority to repurchase up to an additional 164,874 shares of Glacier Water Services common stock outstanding, or approximately 5.8% of Glacier's 2,847,074 common shares outstanding and 250,000 shares of Glacier Water Trust Preferred Securities, or approximately 7.4% of Glacier's 3,400,000 shares outstanding. Such purchases may occur from time to time in open market transactions or block trades.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Overview
--------

     During the fourth quarter of 1998, the Company made a decision to remove approximately 1,450 machines at under-performing locations. These machines were primarily located at small independent retailers and the Company intends to relocate these machines to large supermarket and drug store chains where the Company expects that better performance will be achieved. As of July 4, 1999, substantially all of these machines have been removed from operations and the Company believes that they will be re-deployed over the balance of the year. As a result of the removal of these machines, the Company ended the quarter with 13,205 machines in operation as of July 4, 1999, 11,764 outside machines and 1,441 in-store machines. At July 5, 1998, the Company had a total of 13,160 machines in operation, 12,359 outside machines and 801 in-store machines.

Revenues
--------

     For the quarter ended July 4, 1999, revenues decreased $201,000 or 1.4% to $14,232,000 from $14,433,000 for the second quarter a year ago. For the six-month period ended July 4, 1999, revenues decreased $392,000 or 1.4% to $26,855,000 from $27,247,000 for the same period in the prior year. The decrease in revenues for the quarter and the six-month period ended July 4, 1999 was due to the reduction in the average number of machines in operation during the six-month period, and the continuing negative impact on revenues from adverse media attention last fall surrounding a study conducted by Los Angeles County which questioned the quality of drinking water dispensed from water vending machines.

Costs and Expenses
------------------

     Operating expenses for the quarter ended July 4, 1999 increased $22,000 to $9,306,000, or 65.4% of revenues, compared to $9,284,000, or 64.3% of revenues in the same period last year. Operating expenses for the six-month period ended July 4, 1999 decreased to $17,541,000, or 65.3% of revenues, compared to $17,695,000, or 64.9% of revenues in the same period last year. The decrease in total operating expenses for the quarter and the six-month period ended July 4, 1999 was the result of lower commissions which were offset by higher servicing costs, resulting from the Company's expansion into new market areas where significant operating efficiencies have not yet been achieved. The increase in servicing costs, combined with the decrease in revenues, resulted in the increase in operating costs as a percentage of revenues.

     Selling, general and administrative ("SG&A") expenses for the quarter ended July 4, 1999 decreased $55,000 to $2,567,000, or 18.0% of revenues, compared to $2,622,000, or 18.2% of revenues in the same period last year. The decrease in total SG&A expenses for the quarter ended July 4, 1999 and SG&A expenses as a percentage of revenues in the quarter was due primarily to a decrease in advertising expenditures offset by increased legal expenses incurred in connection the alleged patent infringement and antitrust claims made against the Company by a competitor. As of July 4, 1999, the Company has completed an agreement to dismiss, without payment of any kind, all of these alleged claims. In the second quarter of fiscal 1998, the Company began its first media advertising campaign in the test markets of San Diego and Phoenix, at a cost of approximately $500,000. SG&A expenses for the six-month period increased $193,000 to $4,756,000, or 17.7% of revenues, compared to $4,563,000, or 16.8%
of revenues in the same period last year. This increase in SG&A expenses for the six-month period was due primarily to a decrease in advertising expenditures offset by increased legal expenses this year compared to the same period last year.

     Depreciation and amortization expense was $2,582,000 for the quarter ended July 4, 1999, compared to $2,569,000 in the same period last year. Depreciation and amortization expense was $5,182,000 for the six-month period ended July 4, 1999, compared to $5,006,000 for the same period last year.

     Interest expense increased to $2,011,000, for the quarter ended July 4, 1999, compared to $1,926,000 in the same period last year. Interest expense for the six-month period ended July 4, 1999 increased to $3,991,000, compared to $3,561,000 in the same period last year. The increase was associated with the issuance of the $85 million of Trust Preferred Securities in the first quarter of 1998. The Company had $247,000 of investment losses in the quarter ended July 4, 1999, as a result of a write-down of $0.5 million on a security deemed to be permanently impaired, compared to investment income of $1,422,000 in the same period last year. The Company had $1,750,000 of investment losses in the six-month period ended July 4, 1999, compared to investment income of $2,294,000 in the same period last year. This increase in expense was a result of a write-down of $0.5 million in the second quarter and a write-down $1.7 million in the first quarter for investments of The Company deemed to be permanently impaired.

     As a result of the foregoing, the Company's net loss was $1,713,000, or $.61 per share for the quarter and $4,306,000, or $1.50 per share for the six-month period ended July 4, 1999, compared with net loss of $391,000, or $.12 per share for the quarter and $877,000, or $.27 per share for the six-month period ended July 4, 1997.

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

     On January 27, 1999, the Company entered into a new $8.0 million unsecured credit facility with Tokai Bank of California with a maturity date of May 1, 2000. The credit facility requires quarterly interest payments at the Bank's prime rate (7.75% per annum at January 27, 1999) or LIBOR plus 1.60% (6.63% per annum at January 27, 1999). As of July 4, 1999, the Company had approximately $3.4 million of funds available under the agreement.

     At July 4, 1999, the Company had cash and cash equivalents and marketable securities of $24.5 million, and working capital of $20.5 million. For the six-month period ended July 4, 1999, net cash used by operations totaled $2.1 million. Net cash provided by financing and investing activities was $3.1 million for the six-month period ended July 4, 1999.

ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposures are interest rate risk and equity price risk. At July 4, 1999, the Company held a portfolio of marketable securities with an estimated fair value equal to $23,424,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $13,694,000, including $3,252,000 in convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $9,730,000, including $5,954,000 in convertible preferred securities. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

     The Company's investment guidelines include investing up to approximately $15 million of its portfolio with a professional asset management firm whose investment approach consists of investing in hedged transactions. Each hedged position in the Company's portfolio is created by purchasing a convertible debt or equity security and selling short the underlying common stock against it.
The purpose of entering into these hedged transactions is to minimize the impact of interest rate fluctuations and equity price risk on the Company's invested portfolio. The remainder of the Company's investment portfolio is invested by Kayne Anderson Investment Management, primarily in fixed rate corporate bonds and mortgage backed securities.

  The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company's convertible investments:

                               Cash Flow (in thousands)
                        -----------------------------------------------------------------------------------------------



                              1999          2000          2001          2002          2003    Thereafter       Total
                             -----         -----         -----         -----         -----    -----------    ----------
Security
--------
Convertible Debt
    Principal                $   0         $   0         $ 500         $   0         $   0         $2,750        $3,250
    Interest                    93           162           162           132           132            288           968
    Weighted average
       Interest rate          5.0%          5.0%          5.0%          4.8%          4.8%           5.0%

Convertible Preferred
 Stock
    Principal                $   0         $   0         $   0         $   0         $   0         $    0        $    0
    Interest                   370           740           740           740           740          /(2)/         /(2)/
    Weighted average
       Interest rate          7.2%         7.2 %          7.2%          7.2%          7.2%           7.2%

/(1)/ Dividends paid-in-kind have been included (based on their cash value) in the calculations for the convertible preferred stock.

/(2)/ Beyond 2003, interest payments on convertible preferred stock generally continue so long as the Company continues to hold the security.

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


                          PART II - OTHER INFORMATION

Item 1.                        Legal Proceedings

          On June 28, 1999, the Company and Pure Fill Corporation entered in to a written settlement agreement whereby the parties executed mutual general and specific releases of all known and unknown claims, and agreed to dismiss all lawsuits pending between them. Pursuant to the terms of the settlement, (a) on or about July 20, 1999, the Stanislaus County Superior Court dismissed with prejudice the action entitled Pure Fill Corporation v. Glacier Water Services, Inc., Stanislaus County Superior Court, Case No. 182981; and (b) on or about July 29, 1999, the United States District Court for the Southern District of California dismissed with prejudice the actions entitled Glacier Water Services, Inc. v. Pure Fill Corporation, et. al., United States District Court, Case No. 97 CV 1934 J (LSP) and Pure Fill Corporation v. Glacier Water Services, Inc., United States District Court, Case No. 98 CV 1836 J (LSP).


          On October 13, 1998, Aqua Natural Purefect Water, Inc. ("Aqua Natural") commenced an action against the Company, and others, in Harris County, Texas, known as Aqua Natural Purefect Water, Inc. v. The Kroger Company et al., Case No. 98-48829. On January 19, 1999, Aqua Natural filed its First Amended Complaint alleging civil conspiracy to defraud, conversion, tortuous interference with existing and prospective contracts, intentional infliction of emotional distress and breach of contract. Aqua Natural alleges that the Company interfered with an existing contract and business relationship between Kroger and Aqua Natural and that during the changeover of water vending systems, the Company and its agents damaged Aqua Natural's equipment. Aqua Natural seeks unspecified damages and attorney's fees. On or about May 7, 1999, the Company was served with the First Amended Complaint. The Company denies all of the allegations and intends to vigorously protect its rights in this lawsuit. However, there can be no assurance that the lawsuit will be resolved in favor of the Company.

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



                                GLACIER WATER SERVICES, INC.


Date:  August 18, 1999            /s/ Jerry A. Gordon
       ---------------        By: ____________________________________
                                  Jerry A. Gordon
                                  President and Chief Operating Officer



Date:  August 18, 1999              /s/ W. David Walters
       ---------------        By:  ____________________________________
                                   W. David Walters
                                   Chief Financial Officer and
                                   Vice President, Finance