Form 10-Q/A
period 1999-07-04
GLACIER WATER SERVICES INC
filed 1999-09-15
CIK 883505

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  July 4, 1999

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________to_________________

     Commission File Number: 1-11012
                             -------

                          Glacier Water Services, Inc.
                          ----------------------------
                          (Exact Name of Registrant as
                           Specified in Its Charter)

            Delaware                                     33-0493559
            --------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

2261 Cosmos Court, Carlsbad, California                        92009
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                (760) 930-2420
                                --------------
                        (Registrant's telephone number,
                             including area code)


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

This amendment to Form 10-Q for the quarter ended July 4, 1999 on Form 10-Q/A is being filed solely to provide additional exhibits.



                                     PART II - OTHER INFORMATION
                                     ---------------------------

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits

                   Exhibit 10.3.1 Location Agreement and Addendum thereto dated as of January 1, 1999 between GW Services, Inc. and Fred Meyer Stores, Inc. (confidential treatment requested)

                   Exhibit 10.6 Location Agreement dated as of February 11, 1999 between GW Services, Inc. and Safeway, Inc. (confidential treatment requested)

                   Exhibit 27.1  Financial Data Schedule (previously filed)

          b. Reports on Form 8-K

                   None



                                   EXHIBITS
                                   --------


10.3.1 Location Agreement and Addendum thereto dated as of January 1, 1999 between GW Services, Inc. and Fred Meyer Stores, Inc. (confidential treatment requested)

10.6 Location Agreement dated as of February 11, 1999 between GW Services, Inc. and Safeway, Inc. (confidential treatment requested)

27.1  Financial Data Schedule (previously filed)

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     GLACIER WATER SERVICES, INC.

Date:  September 14, 1999            By: /s/ David Walters
       ------------------                --------------------------
                                       W. David Walters
                                       Chief Financial Officer and
                                       Vice President, Finance