Form 10-Q
period 1999-10-03
GLACIER WATER SERVICES INC
filed 1999-11-12
CIK 883505

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: October 3, 1999

                                       or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    --------------------

     Commission File Number: 1-11012

                         Glacier Water Services, Inc.
       -----------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                                               33-0493559
--------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

2261 Cosmos Court, Carlsbad, California                                         92009
--------------------------------------------------------------   ------------------------------------
(Address of principal executive offices)                                      (Zip Code)

                                (760)  930-2420
       -----------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                      N/A
   --------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of issuer's class of common stock, as of the latest practicable date: 2,834,174 shares of common stock, $.01 par value, outstanding at October 30, 1999.

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                     October 3,                January 3,
                                                                                        1999                     1999*
                                                                                     ----------                ----------
                                                                                     (unaudited)
ASSETS
------
Current assets:

    Cash and cash equivalents..................................................        $    195                  $    109
    Investments, available for sale............................................          19,978                    31,037
    Accounts receivable........................................................           1,299                     1,348
    Inventories................................................................           3,153                     2,890
    Prepaid expenses and other.................................................           1,384                     1,388
                                                                                       --------                  --------
     Total current assets......................................................          26,009                    36,772

Property and equipment, net of accumulated depreciation........................          58,146                    54,939
Other assets...................................................................          11,641                     8,804
                                                                                       --------                  --------
Total assets...................................................................        $ 95,796                  $100,515
                                                                                       ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable...........................................................        $    873                  $    656
    Accrued commissions........................................................           2,133                     1,469
    Accrued liabilities........................................................           1,787                     2,146
    Line of credit.............................................................           3,090                        --
                                                                                       --------                  --------
     Total current liabilities.................................................           7,883                     4,271

Long-term debt.................................................................          83,483                    85,000

Deferred income taxes..........................................................              --                     1,960

Stockholders' equity:
    Preferred stock, $.01 par value; 100,000 shares authorized,
      no shares issued or outstanding..........................................              --                        --
    Common stock, $.01 par value;
      10,000,000 shares authorized, 2,834,174 and
      2,959,975 shares issued and outstanding, respectively....................              35                        34
    Additional paid-in capital.................................................          16,119                    15,963
    Retained earnings..........................................................           4,646                     9,389
    Treasury stock, at cost, 598,026 and 460,350 shares, respectively..........         (14,795)                  (11,549)
    Cumulative unrealized loss on investments..................................          (1,575)                   (4,553)
                                                                                       --------                  --------
     Total stockholders' equity................................................           4,430                     9,284
                                                                                       --------                  --------
Total liabilities and stockholders' equity.....................................        $ 95,796                  $100,515
                                                                                       ========                  ========

* Amounts derived from audited information

                             See accompanying notes

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except shares and per share data)
                                  (unaudited)

                                                                            Three Months Ended          Nine months Ended
                                                                        --------------------------   -----------------------
                                                                        October 3,      October 4,   October 3,   October 4,
                                                                            1999           1998         1999          1998
                                                                        -----------    ----------    ----------   -----------
Revenues..............................................................   $   15,706    $   16,916    $   42,561    $   44,163

Operating costs and expenses:
       Operating expenses.............................................       10,045        10,610        27,586        28,305
       Selling, general and administrative expenses...................        2,073         2,637         6,829         7,199
       Depreciation and amortization..................................        2,685         2,624         7,867         7,630
                                                                         ----------    ----------    ----------    ----------
               Total operating costs and expenses.....................       14,803        15,871        42,282        43,134
                                                                         ----------    ----------    ----------    ----------

Income from operations................................................          903         1,045           279         1,029

Other (income) expenses:
      Interest expense................................................        1,999         1,926         6,016         5,488
      Investment (income) loss........................................         (324)       (1,433)        1,401        (3,728)
                                                                         ----------    ----------    ----------    ----------
Total other expense...................................................        1,675           493         7,417         1,760
                                                                         ----------    ----------    ----------    ----------

Income (loss) before income taxes and extraordinary items.............         (772)          552        (7,138)         (731)

Income tax provision (benefit)........................................            -           260        (2,060)         (147)
                                                                         ----------    ----------    ----------    ----------

Income (loss) before extraordinary gain...............................         (772)          292        (5,078)         (584)

Extraordinary gain on early retirement of debt, net of tax                      336             -           336             -
                                                                         ----------    ----------    ----------    ----------
Net income (loss).....................................................   $     (436)   $      292    $   (4,742)   $     (584)
                                                                         ==========    ==========    ==========    ==========

Basic earnings (loss) per share:
Income (loss) before extraordinary item...............................   $     (.27)   $      .10    $    (1.78)   $     (.18)
                                                                         ==========    ==========    ==========    ==========
Extraordinary gain....................................................   $      .12    $        -    $      .12    $        -
                                                                         ==========    ==========    ==========    ==========
Net Income (loss).....................................................   $     (.15)   $      .10    $    (1.66)   $     (.18)
                                                                         ==========    ==========    ==========    ==========

Diluted earnings (loss) per share:
Income (loss) before extraordinary item...............................   $     (.27)   $      .10    $    (1.78)   $     (.18)
                                                                         ==========    ==========    ==========    ==========
Extraordinary gain....................................................   $      .12    $        -    $      .12    $        -
                                                                         ==========    ==========    ==========    ==========
Net Income (loss).....................................................   $     (.15)   $      .10    $    (1.66)   $     (.18)
                                                                         ==========    ==========    ==========    ==========
Weighted average shares used for basic earnings per share.............    2,833,000     2,893,759     2,855,580     3,162,912
Dilutive common stock options.........................................            -       118,006             -             -
                                                                         ----------    ----------    ----------    ----------
Weighted average shares used for diluted earnings per share...........    2,833,000     3,011,765     2,855,580     3,162,912
                                                                         ==========    ==========    ==========    ==========

                             See accompanying notes

                          GLACIER WATER SERVICES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                         Three Months Ended      Nine months Ended
                                                                        --------------------  ----------------------
                                                                        October 3, October 4, October 3,  October 4,
                                                                           1999      1998        1999       1998
                                                                         -------   --------    --------    --------
Net income (loss)                                                         $(436)    $   292     $(4,742)    $  (584)
                                                                          -----     -------     -------     -------
Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) arising during the period              (429)     (5,272)      5,455      (6,288)
     Less: reclassification adjustment for losses (gains)
      included in net gain (loss)                                          (225)       (501)      2,477        (805)
                                                                          -----     -------     -------     -------
Net unrealized gain (loss)                                                 (204)     (4,771)      2,978      (5,483)
                                                                          -----     -------     -------     -------
Comprehensive loss                                                        $(640)    $(4,479)    $(1,764)    $(6,067)
                                                                          =====     =======     =======     =======

                             See accompanying notes

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                    (unaudited)

                                                                                        Nine months Ended
                                                                                  -------------------------------
                                                                                    October 3,      October 4,
                                                                                      1999             1998
                                                                                  -------------   ---------------
Cash flows from operating activities:
     Net loss                                                                         $ (4,742)         $   (584)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                                  7,889             7,630
          Loss (gain) on early retirement of debt                                         (336)                -
          Realized loss (gain) on sales of investments                                   2,477              (805)
     Change in operating assets and liabilities:
          Accounts receivable                                                               49              (695)
          Inventories                                                                     (263)              500
          Prepaid expenses and other                                                         5              (397)
          Payments for prepaid marketing incentives                                     (4,319)           (1,152)
          Other assets                                                                     (35)             (676)
          Deferred income taxes                                                         (2,060)             (389)
          Accounts payable, accrued liabilities and accrued commissions                    521             1,994
                                                                                      --------          --------
                    Total adjustments                                                    3,928             6,010
                                                                                      --------          --------
                    Net cash provided by (used in) operating activities                   (814)            5,426
                                                                                      --------          --------

Cash flows from investing activities:
     Net investment in vending equipment                                                (9,071)          (11,462)
     Purchase of property and equipment                                                   (316)             (301)
     Purchase of investments                                                           (20,515)          (68,379)
     Proceeds from sale and maturities of investments                                   31,914            28,367
                                                                                      --------          --------
                    Net cash provided by (used in) investing activities                  2,012           (51,775)
                                                                                      --------          --------

Cash flows from financing activities:
    Issuance of long term debt, net of fees                                                 --            81,600
    Early retirement of debt                                                            (1,112)                -
    Proceeds from borrowings on line of credit                                          14,880               950
    Principal payments on line of credit                                               (11,790)          (29,682)
    Proceeds from issuance of stock                                                        156               254
    Purchase of treasury stock                                                          (3,246)           (6,241)
                                                                                      --------          --------
                   Net cash provided by (used in) financing activities                  (1,112)           46,881
                                                                                      --------          --------
Net increase in cash                                                                        86               532
Cash and cash equivalents, beginning of period                                             109                13
                                                                                      --------          --------
Cash and cash equivalents, end of period                                              $    195          $    545
                                                                                      ========          ========

                            See accompanying notes

                          GLACIER WATER SERVICES, INC.
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                    (in thousands)
                                    (unaudited)

                                                                                                   Nine months Ended
                                                                                              --------------------------
                                                                                              October 3,      October 4,
                                                                                                 1999            1998
                                                                                              ----------     -----------
   Cash paid  for interest..............................................................         $5,879         $4,879
                                                                                                 ======         ======
   Cash paid for income taxes...........................................................         $    5         $   12
                                                                                                 ======         ======

                             See accompanying notes

                         GLACIER WATER SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 3, 1999
                                  (unaudited)

1.   Summary of Significant Accounting Policies

     Basis of Presentation

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three- and nine-month periods ended October 3, 1999 and October 4, 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended October 3, 1999 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

   Reclassification

     Certain prior year amounts have been reclassified to conform to the current presentation.

2.   Investments

     Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At October 3, 1999 and January 3, 1999, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, write-downs associated with investments deemed to be permanently impaired, interest income, and dividends are included in investment income or loss in the accompanying statements of operations. The cost of securities sold is based on the specific identification method.

     At October 3, 1999, short-term investments consisted of the following (in thousands):

                                                       Gross          Gross        Estimated
                                                    Unrealized      Unrealized        Fair
                                        Cost           Gains          Losses          Value
                                       -------      ----------      ----------     ----------
Corporate securities                   $ 9,706          $117          $(1,737)        $ 8,086
Convertible securities                   2,756            --             (123)          2,633
Mortgage backed securities                 820            --              (94)            726
                                       -------          ----          -------         -------
Total debt securities                   13,282           117           (1,954)         11,445
Equity securities                        8,271           645             (383)          8,533
                                       -------          ----          -------         -------
Total marketable securities            $21,553          $762          $(2,337)        $19,978
                                       =======          ====          =======         =======

     The Company's primary market risk exposures are interest rate risk and equity price risk. At October 3, 1999, the Company held a portfolio of marketable securities with an estimated fair value equal to $19,978,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $11,445,000, including $2,633,000 in convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $8,533,000, including $4,859,000 in convertible preferred securities. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

     Proceeds from sales or maturities of marketable securities for the three- and nine-month periods ended October 3, 1999 were $8,222,000 and $31,914,000, respectively. Gross realized gains on such sales or maturities for the three- and nine-month periods were $475,000 and $690,000, respectively. Gross realized losses for the three- and nine-month periods were $250,000 and $3,167,000, respectively. Corporate securities have maturity dates from January 2001 to February 2009. Corporate debt securities have maturity dates from February 2001 to May 2008. A mortgage backed security has a maturity date of December 2021. The Company's investment guidelines include investing up to approximately $15 million of its portfolio with a professional asset management firm whose investment approach consists of investing in hedged transactions. Each position in the portfolio is created by purchasing a convertible debt or equity security and selling short the underlying common stock against it. The remainder of the Company's investment portfolio is invested by Kayne Anderson Investment Management, a related party, primarily in fixed rate corporate bonds and mortgage backed securities. The gross unrealized gains and losses reflected in the above table are primarily the result of these investment approaches.

  As of April 4, 1999, one of the Company's corporate debt security investments had declined in value by approximately $2.2 million. The issuer of this security was experiencing financial difficulty and was in bankruptcy proceedings. Additionally, the debt instrument was in default. As a result of the Company's review of this security, the Company believed that it was permanently impaired and as a result, has taken a $1.6 million write-down on this investment. This amount was included in the investment losses for the quarter ended April 4, 1999. Additionally, the issuer of this security has defaulted on its interest obligation and therefore, the Company has discontinued recording interest income relating to this investment.

  As of July 4, 1999, one of the Company's corporate security investments had declined in value by approximately $0.5 million. The issuer of this security was experiencing financial difficulty and has defaulted on its debt payments. As a result of the Company's most recent review of this security, the Company believed that it was permanently impaired and as a result, has taken a $0.5 million write-down on this investment. This amount was included in the investment losses for the quarter ended July 3, 1999. Additionally, the issuer of this security has defaulted on its interest obligation and therefore, the Company has discontinued recording interest income relating to this investment.

     At January 3, 1999, investments available for sale consisted of the following (in thousands):

                                                              Gross         Gross        Estimated
                                            Amortized     Unrealized      Unrealized        Fair
                                               Cost          Gains          Losses         Value
                                            ---------     ----------      ----------     ----------
Corporate securities                          $14,424        $   159         $(2,722)        $11,861
Convertible securities                          4,259            197             (13)          4,443
Mortgage backed securities                      2,337             --          (1,139)          1,198
                                              -------        -------         -------         -------
Total debt securities                          21,020            356          (3,874)         17,502
Equity securities                              14,570             37          (1,072)         13,535
                                              -------        -------         -------         -------
Total investments available for sale          $35,590        $   393         $(4,946)        $31,037
                                              =======        =======         =======         =======

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                October 3, 1999
                                  (unaudited)



3.   New Credit Facility

     On January 27, 1999, the Company entered into a new $8.0 million unsecured credit facility with Tokai Bank of California with a maturity date of May 1, 2000. The credit facility requires quarterly interest payments at the Bank's prime rate (7.75% per annum at January 27, 1999) or LIBOR plus 1.60% (6.63% per annum at January 27, 1999). As of October 3, 1999, the Company had approximately $4.9 million of funds available under the agreement.



4.   Extraordinary Item

     On August 13, 1999, the Company announced that the Company's Board of Directors authorized the Company to purchase up to 250,000, or approximately 7.4% of the then 3,400,000 shares outstanding, of the Glacier Water Trust Preferred Securities (AMEX: HOO_pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, in the open market as part of the Company's stock repurchase plan. During the quarter ended October 3, 1999, the Company repurchased 60,700 shares of the Trust Preferred Securities at an average price of $18.32 per share. This resulted in an extraordinary gain of $336,000, which was the result of a gain of $406,000, less the write-off of $70,000 of related deferred debt costs. Given that the Company's effective tax rate was zero during the quarter, no tax provision was taken on the extraordinary gain.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Results of Operations
---------------------

Overview
--------

     During the fourth quarter of 1998, the Company made a decision to remove approximately 1,450 machines at under-performing locations. These machines were primarily located at small independent retailers and the Company intends to relocate these machines to large supermarket and drug store chains where the Company expects that better performance will be achieved. Substantially all of these machines were removed from operations during the first quarter of 1999 and the Company believes that they will be re-deployed over the balance of the year. As a result of the removal of these machines, the Company had 13,413 machines in operation as of October 3, 1999, 11,719 outside machines and 1,694 in-store machines. The Company installed an additional 208 machines during the quarter ended October 3, 1999. At October 4, 1998, the Company had a total of 13,509 machines in operation, 12,589 outside machines and 920 in-store machines.

Revenues
--------

     For the quarter ended October 3, 1999, revenues decreased $1,211,000 or 7.2% to $15,706,000 from $16,916,000 for the third quarter a year ago. For the nine-month period ended October 3, 1999, revenues decreased $1,602,000 or 3.6% to $42,561,000 from $44,163,000 for the same period in the prior year. The decrease in revenues for the quarter and the nine-month period ended October 3, 1999 was due to the negative impact of the unseasonably cooler summer weather in the western markets and by having fewer outside machines in operation than a year ago. There was also a negative impact on revenues during the first six months of this year from adverse media attention last fall surrounding a study conducted by Los Angeles County, which questioned the quality of drinking water dispensed from water vending machines.

Costs and Expenses
------------------

     Operating expenses for the quarter ended October 3, 1999 decreased $565,000 to $10,045,000, or 64.0% of revenues, compared to $10,610,000, or 62.7% of revenues in the same period last year. Operating expenses for the nine-month period ended October 3, 1999 decreased $719,000 to $27,586,000, or 64.8% of revenues, compared to $28,305,000, or 64.1% of revenues in the same period last year. The decrease in total operating expenses for the quarter and the nine-month period ended October 3, 1999 was the result of lower commissions which were offset by higher servicing costs, resulting from the Company's expansion into new market areas where significant operating efficiencies have not yet been achieved. The increase in operating costs as a percent of revenues was due to the decrease in revenues in the quarter and the nine-month period.

     Selling, general and administrative ("SG&A") expenses for the quarter ended October 3, 1999 decreased $564,000 to $2,073,000, or 13.2% of revenues, compared to $2,637,000, or 15.6% of revenues in the same period last year. The decrease in total SG&A expenses for the quarter ended October 3, 1999 and SG&A expenses as a percentage of revenues in the quarter was due primarily to a decrease in advertising expenditures and legal expenses incurred in connection the alleged patent infringement and antitrust claims made against the Company by a competitor that has now been dismissed.

     Selling, general and administrative ("SG&A") expenses for the nine-month period decreased $370,000 to $6,829,000, or 16.0% of revenues, compared to $7,199,000, or 16.3% of revenues in the same period last year. This decrease in SG&A expenses for the nine-month period and SG&A expenses as a percentage of revenues was primarily due to a decrease in advertising expenditures offset by increased legal expenses incurred in connection the alleged patent infringement and antitrust claims made against the Company by a competitor. As of June 28, 1999, the Company has completed an agreement to dismiss, without payment of any kind, all of these alleged claims.

     Depreciation and amortization expense was $2,685,000 for the quarter ended October 3, 1999, compared to $2,624,000 in the same period last year. Depreciation and amortization expense was $7,867,000 for the nine-month period ended October 3, 1999, compared to $7,630,000 for the same period last year.

     Interest expense increased to $1,999,000, for the quarter ended October 3, 1999, compared to $1,926,000 in the same period last year. Interest expense for the nine-month period ended October 3, 1999 increased to $6,016,000, compared to $5,488,000 in the same period last year. The increase was associated with the issuance of the $85 million of Trust Preferred Securities in the first quarter of 1998 and higher outstanding balances on the bank line of credit. The Company had $324,000 of investment income in the quarter ended October 3, 1999 compared to investment income of $1,433,000 in the same period last year. The Company had $1,401,000 of investment losses in the nine-month period ended October 3, 1999, compared to investment income of $3,728,000 in the same period last year. This increase in expense was a result of a write-down of $0.5 million in the second quarter and a write-down of $1.7 million in the first quarter for investments of the Company deemed to be permanently impaired. Also contributing to the lower levels of investment income was the significant lower levels of investments available for sale held by the Company this year compared to last year.

     For the quarter ended October 3, 1999, the Company reported an extraordinary gain of $336,000 resulting from the early retirement of debt. On August 13, 1999, the Company announced that the Company's Board of Directors authorized the Company to purchase up to 250,000, or approximately 7.4% of the then 3,400,000 shares outstanding, of the Glacier Water Trust Preferred Securities (AMEX: HOO_pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, in the open market as part of the Company's stock repurchase plan. During the quarter ended October 3, 1999, the Company repurchased 60,700 shares of the Trust Preferred Securities at an average price of $18.32 per share. This resulted in a net extraordinary gain of $336,000, which was the result of a gain of $406,000, less the write-off of $70,000 of related deferred debt costs. Given that the Company's effective tax rate was zero during the quarter, no tax provision was taken on the extraordinary gain.

     As a result of the foregoing, the Company's net loss was $436,000, or $.15 per diluted share for the quarter and $4,742,000, or $1.66 per diluted share for the nine-month period ended October 3, 1999, compared with net income of $292,000, or $.10 per share for the quarter and a net loss of $584,000, or $.18 per share for the nine-month period ended October 4, 1998.

Liquidity and Capital Resources
-------------------------------

     On January 27, 1998, the Company, through a newly created business trust and wholly-owned subsidiary, completed a public offering of 3.4 million of 9.0625% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security (the "Trust Preferred Securities"). The proceeds from the sale of the Trust Preferred Securities were used to purchase an equivalent amount of 9 1/16% Junior Subordinated Debentures of the Company (the "Debentures"). With the net proceeds of $81.6 million from the sale of the Debentures, the Company repaid its outstanding bank debt of approximately $28.7 million, terminated its bank credit agreement and invested the remainder in cash equivalents and short-term marketable securities. These investments, as well as cash flows from operations, are the Company's primary sources of liquidity. In addition, the Company has the capacity to borrow up to $5 million from a national brokerage firm against its investments in marketable securities, at an interest rate of 6.5% per annum. The Company believes that its cash and investments on hand, cash flow from operations and availability under its Credit Facility, will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending machines, as well as distributions related to the Trust Preferred Securities, for at least the next twelve months.


     On January 27, 1999, the Company entered into a new $8.0 million unsecured credit facility with Tokai Bank of California with a maturity date of May 1, 2000. The credit facility requires quarterly interest payments at the Bank's prime rate (7.75% per annum at January 27, 1999) or LIBOR plus 1.60% (6.63% per annum at January 27, 1999). As of October 3, 1999, the Company had approximately $4.9 million of funds available under the agreement.

     At October 3, 1999, the Company had cash and cash equivalents and marketable securities of $20.2 million, and working capital of $18.2 million. For the nine-month period ended October 3, 1999, net cash used by operations totaled $0.8 million. Net cash provided by financing and investing activities was $0.9 million for the nine-month period ended October 3, 1999.

     On August 13, 1999, the Company announced that the Company's Board of Directors authorized the Company to purchase up to 250,000, or approximately 7.4% of the then 3,400,000 shares outstanding, of the Glacier Water Trust Preferred Securities (AMEX: HOO_pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, in the open market as part of the Company's stock repurchase plan. During the quarter ended October 3, 1999, the Company repurchased 60,700 shares of the Trust Preferred Securities at an average price of $18.32 per share. This resulted in a net extraordinary gain of $336,000, which was the result of a gain of $406,000, less the write-off of $70,000 of related deferred debt costs. Given that the Company's effective tax rate was zero during the quarter, no tax provision was taken on the extraordinary gain.


     The Company's Board of Directors had previously authorized the repurchase of up to 750,000 shares of Glacier Water Services common stock. With the current authorization, the Company has the authority to repurchase up to an additional 151,974 shares of Glacier Water Services common stock outstanding, or approximately 5.4% of Glacier's 2,834,174 common shares outstanding and 189,300 shares of Glacier Water Trust Preferred Securities, or approximately 5.7% of the 3,339,300 Trust Preferred Securities outstanding as of October 3, 1999. Such purchases may occur from time to time in open market transactions or block trades.

        ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposures are interest rate risk and equity price risk. At October 3, 1999, the Company held a portfolio of marketable securities with an estimated fair value equal to $19,978,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $11,445,000, including $2,633,000 in convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $8,533,000, including $4,859,000 in convertible preferred securities. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

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

  The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company's convertible investments:

                                                            Cash Flow (in thousands)
                             ------------------------------------------------------------------------------------------
                              1999          2000          2001          2002          2003    Thereafter       Total
                             -----         -----         -----         -----         -----    -----------    ----------
Security
--------

Convertible Debt
    Principal                $   0         $   0         $   0         $   0         $   0         $3,750        $3,750
    Interest                    46           186           186           186           186            404         1,194
    Weighted average
       Interest rate           5.0%          5.0%          5.0%          4.8%          4.8%           4.8%

Convertible Preferred
 Stock
    Principal                $   0         $   0         $   0         $   0         $   0         $    0        $    0
    Interest                   194           774           774           774           774             (2)           (2)
    Weighted average
       Interest rate           7.2%          7.2%          7.2%          7.2%          7.2%           7.2%

(1) Dividends paid-in-kind have been included (based on their cash value) in the calculations for the convertible preferred stock.

(2) Beyond 2003, interest payments on convertible preferred stock generally continue so long as the Company continues to hold the security.

                                 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     On October 13, 1998, Aqua Natural Purefect Water, Inc. ("Aqua Natural") commenced an action against the Company, and others, in Harris County, Texas, known as Aqua Natural Purefect Water, Inc. v. The Kroger Company et al., Case No. 98-48829. On January 19, 1999, Aqua Natural filed its First Amended Complaint alleging civil conspiracy to defraud, conversion, tortuous interference with existing and prospective contracts, intentional infliction of emotional distress and breach of contract. Aqua Natural alleges that the Company interfered with an existing contract and business relationship between Kroger and Aqua Natural and that during the changeover of water vending systems, the Company and its agents damaged Aqua Natural's equipment. Aqua Natural seeks unspecified damages and attorney's fees. On October 18, 1999, the Company filed its answer to the First Amended Complaint. The Company denies all of the allegations and intends to vigorously protect its rights in this lawsuit. However, there can be no assurance that the lawsuit will be resolved in favor of the Company.

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



                               GLACIER WATER SERVICES, INC.


Date:  November 12, 1999       By: /s/ Jerry A. Gordon
       -----------------          ----------------------------------------------
                                  Jerry A. Gordon
                                  President and Chief Executive Officer



Date:  November 12, 1999       By: /s/ W. David Walters
       -----------------          ----------------------------------------------
                                  W. David Walters
                                  Chief Financial Officer and
                                  Vice President, Finance