Form 10-K
period 2000-01-02
GLACIER WATER SERVICES INC
filed 2000-03-29
CIK 883505

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
           For Annual and Transition Reports pursuant to sections 13
              or 15(d) of the Securities and Exchange Act of 1934

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934   [NO FEE REQUIRED]

       For the fiscal year ended:  January 2, 2000


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _____to_____

                        Commission file number: 1-11012

                         Glacier Water Services, Inc.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)
                   Delaware                                          33-0493559
       ----------------------------------------             ----------------------------
        (State or Other Jurisdiction of                        (I.R.S. Employer
         Incorporation or Organization)                         Identification No.)

               2261 Cosmos Court,
                 Carlsbad, CA                                         92009
       ----------------------------------------             -----------------------------
       (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number,
 including area code:                                            (760)930-2470
                                                            -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K. [ ]

As of March 20, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $26,695,760 (calculated at the average bid and asked prices on March 20, 2000 on the American Stock Exchange multiplied by outstanding shares held by non-affiliates). For purposes of the foregoing calculation, the registrant has excluded from the group of stockholders deemed to be non-affiliates any outstanding shares of common stock known by the registrant to be held by its officers, directors and employees.

As of March 20, 2000, the registrant had 2,834,174 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 fiscal year.
================================================================================

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


                                     PART I

Item 1.  Business

Introduction
------------

    Glacier Water Services, Inc., a Delaware Corporation ("Glacier" or the "Company"), is the leading provider of high quality, low priced drinking water dispensed to consumers through self-service vending machines. Since its inception in 1983, the Company has created a network of over 13,800 water vending machines throughout the sunbelt and midwest regions of the United States and Mexico. The Company's water vending machines are placed at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations.

    The Company's internally developed and manufactured water vending machines are connected to the municipal water source at each of its retail locations. The vending machines reduce impurities in the water through a combination of micron filtration, reverse osmosis, carbon absorption and ultraviolet sterilization. The Company generally charges $.25 to $.39 per gallon, which is significantly lower than the price of water sold off-the-shelf in retail locations or sold through home delivery services. The Company's water vending machines are clustered in close proximity to one another within the geographic areas served in order to provide cost-effective, quality service. Each water vending machine is generally serviced and tested weekly.

    The Company has experienced significant growth. The number of water vending machines in operation has increased from 3,666 machines as of December 31, 1992 to 13,816 machines as of January 2, 2000. During fiscal year 1997, the Company's growth was primarily a result of the acquisition of the Company's largest competitor, Aqua-Vend, a division of McKesson Water Products Company.

    Historically, the Company has operated water vending machines designed primarily for outside use in warm-weather climates. Because it is impractical to use outdoor vending machines in cold-weather climates, the Company developed a new water vending machine specifically designed to be installed inside retail locations. The "in-store" machine is smaller and has a sleeker exterior, thereby making it more compatible with an interior retail layout. As of January 2, 2000, the Company had 2,071 in-store machines in operation. The in-store machines afford the Company significant opportunities for continued expansion into new markets as well as the opportunity to add in-store machines at existing locations.

    In addition to its growth strategy, the Company intends to maintain its leading position in the water vending industry by: (i) providing high quality, low priced water to consumers; (ii) developing and maintaining good relationships with retail accounts; (iii) increasing brand awareness; and (iv) maximizing operating efficiencies and asset productivity.

Business Background
-------------------

The following table presents the number of machines installed annually since December 31, 1994:

  Total installed machines as of December 31, 1994.......................................   6,725

  Machines added during the year:
  1995    ...............................................................................   1,793
  1996    ...............................................................................     646
  1997    ...............................................................................   3,280
  1998    ...............................................................................   1,258
  1999    ...............................................................................     114
                                                                                           ------
  Total installed machines as of January 2, 2000.........................................  13,816
                                                                                           ======

  Total machines installed as of January 2, 2000 are distributed by state as follows:

  California ............................................................................   6,844
  Texas      ............................................................................   1,777
  Florida    ............................................................................   1,732
  Arizona    ............................................................................     862
  Nevada     ............................................................................     306
  Other      ............................................................................   2,295
                                                                                           ------
                                                                                           13,816
                                                                                           ======

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

The Bottled Water Industry
--------------------------

    The bottled water market in the United States is comprised of four segments: nonsparkling, sparkling, club soda/seltzer and imported water. Nonsparkling water is the segment in which the Company competes and is consumed as an alternative to tap water. Nonsparkling water is distributed through three principal channels: packaged water sold off-the-shelf in retail locations, packaged water delivered to homes and offices and water sold through vending machines. Like water sold off-the-shelf or through home delivery services, vended water is processed using the reverse osmosis or deionization methods. Although equivalent in quality, vended water is sold at a substantially lower price than off-the-shelf and delivered water. Vended water eliminates two principal cost components: packaging, because consumers provide their own containers, and transportation.

Business Strategy
-----------------

    Provide High Quality, Low Priced Drinking Water. The Company intends to maintain its leading position in the water vending industry by providing high quality, low priced drinking water delivered to the consumer through a network of conveniently located water vending machines. In order to maintain the Company's superior quality standards, the Company provides frequent, regular and reliable service and support to its network of water vending machines. Generally, the Company's service technicians visit and service each vending machines on a weekly basis. The service technicians test the quality of the Company's processed water in order to assure compliance with all company, federal, state and local standards. The Company believes that providing clean, operating water vending machines is a significant factor in the Company's ability to continue to build consumer usage.

    The Company's drinking water competes with nonsparkling water sold in containers inside retail outlets and with water sold in containers delivered directly to homes and offices. The principal costs associated with water sold off-the-shelf and through delivery are packaging and distribution, which costs are reflected in the retail price to the consumer. Because the Company's water is processed on-site in its vending machines and the consumer provides the container for the Company's product, the Company is able to avoid the packaging and distribution costs incurred by these competitors. Accordingly, the Company passes on these savings to consumers by charging a retail price of $0.25 to $0.39 per gallon, compared with retail pricing ranging from approximately $0.69 to over $1.00 per gallon for water sold in containers in retail outlets. Nonsparkling water sold in containers delivered directly to consumers' homes generally sells at an effective price in excess of $1.00 per gallon, including the cost of renting the dispensing unit.

    Develop and Maintain Relationships With Retail Accounts. The Company arranges to place its outdoor and in-store water vending machines on the premises of supermarkets and other retail locations. The Company provides the machines and pays for all installation costs, while the retailer provides and pays for the required municipally supplied water and for the electricity to operate the machines. The Company generally pays monthly commissions to the retailers based upon a percentage of sales, generally ranging from 25% to 60%. The Company believes it can continue to capitalize on its existing relationships to place in-store water vending machines at locations where the Company has already successfully placed its outdoor water vending machines, as retailers become increasingly cognizant of the growing demand for vended water.

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

    Maximize Operating Efficiencies. The Company creates economies of scale in its operations and achieves a competitive advantage over other vended water suppliers by clustering machines in close proximity to one another within the geographic areas served, in order to provide cost-effective, frequent service. The clustering has allowed the Company over the last five years to increase the number of machines serviced by technicians from 40 machines to 70 machines per week. The Company continuously strives to develop technical improvements to its water vending machines that make the machines easier to use and easier to service. To this end, the Company has made improvements to its water vending machines including the introduction of its fast-flow nozzle, which increases the speed of water flow from the Company's water vending machines thereby cutting consumer fill-time, and the introduction of the Company's dual-vend technology, which doubles the number of nozzles on a machine to allow consumers to fill two water containers simultaneously. The Company continually monitors and evaluates demand for the Company's product at each location. This allows the Company to continue to evaluate the productivity of each of its machines and relocate machines as necessary to optimize their productivity on an on-going basis.

Growth Strategy
---------------

    According to an industry source, there are approximately 72,000 grocery stores (excluding convenience stores) in the United States. The Company currently operates water vending machines at less than 10% of such locations. The Company intends to continue its expansion into these locations as well as into select international markets. The Company's growth strategy includes the following:

    . Increase Penetration in Existing Domestic Markets. The Company operates in thirty-six states throughout the United States through the use of both in-store and outside water vending machines. Management believes it can place additional outdoor machines with both existing and new retail accounts in those states. Management also believes there are significant opportunities to add in-store water vending machines at its current retail chain account locations without adversely affecting revenues generated by its outdoor machines at such locations.

    . Expand Into New Domestic Markets. The Company intends to continue placing it's in-store water vending machines inside retail locations in cold-weather regions throughout the United States. In addition, the Company intends to expand into new warm-weather markets using both in-store and outdoor machines at large supermarket and drug store chains.

    . Expand Into Select International Markets. The Company intends to capitalize on the demand for bottled water outside of the United States by expanding into select international markets. The Company has established operations in Mexico as an entry into the international market. As of January 2, 2000 the Company has 434 water vending machines in operation in Mexico City.

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

Competition
-----------

    The bottled water market is highly competitive. The Company competes in the non-sparkling segment of the bottled water market with companies that deliver water to homes and offices, sell bottled water off-the-shelf and other vending machine operators. Many of the Company's competitors have significantly greater resources than the Company. Since the Company's primary competitive advantage over water delivery services and off-the-shelf bottled water is price, a substantial decline in the price of either delivered or off-the-shelf bottled water could adversely affect the demand for water dispensed from the Company's water vending machines.

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

Employees
---------

    As of January 2, 2000, the Company had 335 employees, including 45 in administration and 290 in operations. The Company's employees are not represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

Item 2.  Properties

    The Company's principal facility, a 30,000-square-foot building in Carlsbad, California containing its executive offices and assembly shop is under lease through May 2001. The Company also leases various other facilities containing its area service centers. These leases range in square footage from 1,200 to 13,400 square feet, and expire on various dates from April 2000 through April 2003.

Item 3.  Legal Proceedings

    On October 12, 1998, Aqua Natural Purefect Water, Inc. and Maxwell Daveson (collectively "Aqua Natural") commenced an action against the Company and others, in Harris County, Texas, known as Aqua Natural Purefect Water, Inc. v. The Kroger Company et al., Case No. 98-48829. On January 14, 1999, Aqua Natural filed a First Amended Petition against the Company alleging causes of action against the Company for civil conspiracy to defraud, conversion, tortious interference with existing and prospective contracts and business opportunities, and intentional infliction of emotional distress. Aqua Natural alleged that the Company interfered with an existing contract and business relationship between the Kroger Company and Aqua Natural and that during the changeover of water vending systems, the Company and its agents and Kroger damaged Aqua Natural's equipment. Glacier Water Services, Inc., the Kroger Company and Aqua Natural settled this dispute in March 2000 with no material effect on the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1999.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Common Stock of Glacier is traded on the American Stock Exchange under the symbol "HOO". The following table sets forth the range of high and low sales prices on the American Stock Exchange for the Common Stock for the periods indicated.


                          High      Low
                          ----     ---
     Fiscal Year 1999
     ----------------

     First Quarter        $26.75  $20.00
     Second Quarter        20.94   19.50
     Third Quarter         19.88   16.75
     Fourth Quarter        16.88   15.13

     Fiscal Year 1998
     ----------------
     First Quarter        $31.75  $29.00
     Second Quarter        32.00   28.88
     Third Quarter         29.88   27.38
     Fourth Quarter        27.25   24.50



    The Company did not pay dividends on its Common Stock in 1999 and 1998 and presently intends to continue this policy. The Company had approximately 35 stockholders of record as of January 2, 2000.

Item 6.  Selected Consolidated Financial Data

    The following sets forth selected financial data as of and for the periods presented. Effective January 1, 1997, the Company prospectively changed its fiscal year from twelve calendar months to a 52- or 53-week year ending the Sunday closest to December 31. As a result of this change, the Company's fiscal year 1997, which ended on January 4, 1998, contained 369 days. Fiscal 1998 and 1999, which ended on January 3, 1999 an January 2, 2000, respectively, contained 364 days. This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto and other financial information appearing elsewhere in this Form 10-K.


(in thousands except share and per share data)                                  Fiscal Year Ended
                                                               --------------------------------------------------------------
                                                               January 2,    January 3,   January 4,     Dec 31,     Dec 31,
                                                                 2000          1999         1998          1996        1995
                                                              ---------     ---------    ----------    ---------   ----------
Revenues..................................................   $   56,774    $   56,321    $   57,294   $   46,091   $   42,409
Operating costs and expenses:
     Operating expenses....................................      36,984        36,727        35,569       28,088       25,933
     Selling, general and administrative expenses..........       9,143         9,879         7,200        5,749        5,467
     Depreciation and amortization.........................      10,740        10,212         8,852        6,769        5,756
     Non-recurring and other charges.......................           -           971         3,062            -            -
                                                             ----------    ----------    ----------   ----------   ----------
         Total operating costs and expenses................      56,867        57,789        54,683       40,606       37,156
                                                             ----------    ----------    ----------   ----------   ----------

Income (loss) from operations..............................         (93)       (1,468)        2,611        5,485        5,253

Other (income) expenses:
      Interest expense.....................................       7,859         7,446         1,988          767          739
      Investment (income) loss.............................       1,342        (4,259)            -            -            -
                                                             ----------    ----------    ----------   ----------   ----------
Total other expense........................................       9,201         3,187         1,988          767          739
                                                             ----------    ----------    ----------   ----------   ----------

Income (loss) before income taxes and extraordinary gain...      (9,294)       (4,655)          623        4,718        4,514

Income tax provision (benefit).............................      (2,059)       (1,383)          193        1,415        1,805
                                                             ----------    ----------    ----------   ----------   ----------

Income (loss) before extraordinary gain....................      (7,235)       (3,272)          430        3,303        2,709
Extraordinary gain on early retirement of debt.............       2,617             -             -            -            -
                                                             ----------    ----------    ----------   ----------   ----------
Net income (loss)..........................................  $   (4,618)   $   (3,272)   $      430   $    3,303   $    2,709
                                                             ==========    ==========    ==========   ==========   ==========

Basic earnings (loss) per share:
Income (loss) before extraordinary gain....................  $    (2.54)   $    (1.05)   $      .13   $      .99   $      .81
                                                             ==========    ==========    ==========   ==========   ==========
Extraordinary gain.........................................  $      .92    $        -    $        -   $        -   $        -
                                                             ==========    ==========    ==========   ==========   ==========
Net income (loss)..........................................  $    (1.62)   $    (1.05)   $      .13   $      .99   $      .81
                                                             ==========    ==========    ==========   ==========   ==========

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain....................  $    (2.54)   $    (1.05)   $      .13   $      .98   $      .80
                                                             ==========    ==========    ==========   ==========   ==========
Extraordinary gain.........................................  $      .92    $        -    $        -   $        -   $        -
                                                             ==========    ==========    ==========   ==========   ==========
Net income (loss)..........................................  $    (1.62)   $    (1.05)   $      .13   $      .98   $      .80
                                                             ==========    ==========    ==========   ==========   ==========

Weighted average shares used for basic earnings per share..   2,850,253     3,119,696     3,219,082    3,334,504    3,334,851
Dilutive common stock options..............................           -             -       113,808       39,978       70,253
                                                             ----------    ----------    ----------   ----------   ----------
Weighted average shares used for diluted earnings per
 share.....................................................   2,850,253     3,119,696     3,332,890    3,374,482    3,405,104
                                                             ==========    ==========    ==========   ==========   ==========

Selected Balance Sheet Data
---------------------------

                                                                January 2,   January 3,    January 4,      December 31,
                                                                    2000       1999          1998         1996       1995
                                                                    ----       ----          ----         ----       -----
                                                                                         (in thousands)
Investments, available for sale.............................       $ 9,826     $ 31,037    $   315      $    --     $    --
Property and equipment, net of accumulated
  depreciation..............................................       $58,936     $ 54,939    $48,523      $38,007     $33,272
Total assets................................................       $89,409     $100,515    $59,473      $46,067     $40,638
Long-term debt and line of credit, including
  current portion...........................................       $79,748     $ 85,000    $28,732      $15,820     $11,087
Stockholders' equity........................................       $ 4,673     $  9,284    $24,623      $23,986     $24,087
Working capital.............................................       $11,360     $ 32,501    $ 1,975      $  (183)    $ 1,366

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

                                                                                      Fiscal Year Ended
                                                                              ---------------------------------
                                                                              January 2,  January 3,  January 4,
                                                                                2000        1999         1998
                                                                                ----        ----         ----
Revenues............................................................          100.0%          100.0%          100.0%
Costs and expenses:
    Operating expenses..............................................           65.2%           65.3%           62.1%
    General and administrative expenses.............................           16.1%           17.5%           12.6%
    Depreciation and amortization...................................           18.9%           18.1%           15.4%

    Non-recurring and other charges.................................              -%            1.7%            5.3%
                                                                              ------          ------           -----
        Total costs and expenses....................................          100.2%          102.6%           95.4%
                                                                              ------          ------           -----
Income (loss) from operations.......................................          (0.2)%          (2.6)%            4.6%

Other (income) expenses:
    Interest expense................................................           13.8%           13.3%            3.5%
    Investment (income) loss........................................            2.4%          (7.6)%            0.0%
                                                                              ------          ------           -----
        Total other expenses........................................           16.2%            5.7%            3.5%
                                                                              ------          ------           -----

Income (loss) before income taxes and extraordinary gain............         (16.4)%          (8.3)%            1.1%
Income tax provision (benefit)......................................          (3.7)%          (2.5)%             .3%
Extraordinary gain..................................................            4.6%              -%              -%
                                                                              ------          ------           -----
Net income (loss)...................................................          (8.1)%          (5.8)%            0.8%
                                                                              ======           =====           =====

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

Results of operations for the period from January 1, 1997 to January 5, 1997 have not been reported separately, as they are not material to the fiscal year ended January 4, 1998. Fiscal 1998 and 1999 which ended on January 3, 1999 and January 2, 2000, respectively, contained 364 days.

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

   As of January 2, 2000, the Company had 13,816 machines in operation compared to 13,702 machines at January 3, 1999. The Company had 2,071 in-store machines and 11,375 outside machines in operation at January 2, 2000. Included in the total at January 3, 1999 were 12,680 outside machines and 1,022 in-store machines. During fiscal 1997, the Company installed 390 new outside machines and 418 in-store machines, as well as acquiring a net of 2,472 Aqua-Vend machines, to finish the year with a total of 12,444 machines in operation, compared with 9,164 at December 31, 1996. Included in the total at January 4, 1998 are 538 in-store machines, compared with 120 at December 31, 1996.

Revenues
--------

  Revenues for fiscal year 1999 increased 0.8% to $56,774,000 from $56,321,000 in fiscal year 1998. The increase in revenues in 1999 was the result of more machines in operation throughout the year compared to 1998. This was primarily due to increasing the number of inside machines in operation from 1022 at the beginning of the year to 2,071 at year end. The slight decrease in revenues in 1998 compared to 1997 was due to the negative impact of cooler weather in the beginning of the year as a result of the El Nino weather conditions and the negative impact as a result of a study done by Los Angeles County and media reports in early September that called into question the safety and purity of vended water in southern California. Although no Glacier machines were found to be in violation of any health or safety standards and the state health department has assured consumers that the study uncovered no significant public health risk, these reports severely impacted sales.

Costs and Expenses
------------------

  Operating expenses for fiscal year 1999 increased to $36,984,000 or 65.2% of revenues, compared to $36,727,000 or 65.3% of revenues in 1998. The slight increase in total dollar operating costs was primarily due to the additional service costs associated with the expansion in new markets. At year end, Glacier Water was operating in thirty-six (36) states and Mexico. As these new markets mature and the number of locations increase, the Company will continue to leverage the costs associated with servicing the machines. Operating expenses for fiscal year 1998 increased to $36,727,000 or 65.3% of revenues, compared to $35,569,000, or 62.1% of revenues in 1997. The increase in total dollar operating costs in 1998 was due primarily to additional service costs associated with the additional machines in operation during 1998 offset by slightly lower commissions. The increase in operating expenses as a percentage of revenues in 1998 was primarily due to softer revenues and the inefficiencies caused by entering new markets, both in the United States and Mexico.

  General and administrative expenses ("G&A") for fiscal year 1999 decreased $736,000 to $9,143,000 or 16.1% of revenues, compared to $9,879,000 or 17.5% of revenues in 1998 and $7,200,000 or 12.6% of revenues in 1997. This decrease in general and administrative expenses in fiscal year 1999 was primarily associated with a reduction in media advertising expenditures and a reduction in legal expenses incurred in connection with an alleged patent infringement which has been dismissed. The increase in 1998 compared to 1997 resulted primarily from an expenditure of over $800,000 related to an unsuccessful media advertising test conducted in San Diego and Phoenix, $120,000 in public relations costs related to the Los Angeles County study of water vending machines, and legal expenditures of over $675,000 in connection with an alleged patent infringement which has been dismissed.

   Depreciation and amortization expense for fiscal year 1999 increased to $10,740,000, compared to $10,212,000 in 1998 and $8,852,000 in 1997. The increases in each year are the result of having more machines in operation throughout the year compared to the prior year.

   In the fourth quarter of 1998, the Company incurred a charge of $971,000 for certain costs associated with the removal of approximately 1,450 machines at under-performing locations. These under-performing machines were primarily located at small independent retailers. The Company has relocated these machines to large supermarket and drug store chains where it believes that it will achieve better returns.

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

   Interest expense for fiscal year 1999 increased to $7,859,000 compared to $7,446,000 in 1998 and $1,988,000 in 1997. The increase in interest expense in 1999 compared to 1998 was due to having interest due on the $85,000,000 subordinated debt for the entire year. The increase in interest expense in 1998 compared to 1997 was due to the fact that the subordinated debt was issued in January 1998. In 1997, the acquisition of Aqua-Vend and the Company investment in new machines were financed through cash flows from operations and additional borrowings on the Company's credit facility. The Company had net losses of $1,342,000 on investments in 1999 compared to $4,259,000 of net investment income in fiscal year 1998. Investments were managed by Kayne Anderson Investment Management and Camden Asset Management, L.P. during fiscal 1998 and 1999. The Company had no material investment income in 1997.

   The Company's effective tax rate in fiscal year 1999 was 37%, compared to effective rates of 30% in 1998 and 31% in 1997.

   On August 13, 1999, the Company announced that the Company's Board of Directors authorized the Company to purchase up to 250,000, or approximately 7.4% of the then 3,400,000 shares outstanding, of the Glacier Water Trust Preferred Securities (AMEX: HOO_pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, in the open market as part of the Company's stock repurchase plan. On December 16, 1999, the Company's Board of Directors increased the authorized number of Glacier Water Trust Preferred Securities subject to repurchase to 500,000 shares. As of January 2, 2000, the Company had repurchased 342,100 shares of Glacier Water Trust Preferred Securities for a net extraordinary gain of $2,617,000, or $0.92 per share, which was the result of a gain of $3,025,000, less the write-off of $408,000 deferred debt costs. The Company may continue to make such purchases from time to time in open market transactions or block trades. As of January 2, 2000, there were 3,041,000 shares of the Glacier Water Trust Preferred Securities outstanding.

   For fiscal year 1999, the Company incurred a loss before extraordinary gain on the early extinguishment of debt of $7,235,000, or $2.54 per basic and diluted share compared to a loss of $3,272,000, or $1.05 per basic and diluted share in 1998. For fiscal year 1999, the Company incurred a net loss of $4,618,000, or $1.62 per basic and diluted share compared to a net loss of $3,272,000, or $1.05 per basic and diluted share in 1998. Net income in 1997 was $430,000, or $.13 per basic and diluted share.

Liquidity and Capital Resources
-------------------------------

   The Company's primary sources of liquidity and capital resources in fiscal year 1999 were cash and investments, cash flows from operations and funds available under the Company's Credit Facility. On January 27, 1999, the Company entered into a new credit facility with Tokai Bank of California which provides for borrowings of up to $8.0 million and requires quarterly interest payments at the bank's prime rate (7.75% per annum at January 27, 1999) or LIBOR plus 1.60% (6.63% per annum at January 27,
1999). As of January 2, 2000, the Company had approximately $4.7 million of funds available under the credit facility. This credit facility matures on May 1, 2000 and is currently being re-negotiated.

   For fiscal year 1999, net cash used in operations was approximately $29,000 and the Company made capital investments in vending machines and other equipment of approximately $12.4 million. Net cash used in financing activities was approximately $5.3 million which included the repurchase of the Trust Preferred Securities of approximately $5.5 million, the purchase of Treasury Stock of approximately $3.2 million offset by the net borrowing on the credit line of $3.3 million. As of January 2, 2000, the Company had working capital of $11.4 million. Because the Company does not have significant trade accounts receivable and product inventories, working capital will vary from time to time depending on the timing of payables, other accrued liabilities, and payments of prepaid marketing incentives.

   On January 27, 1998, Glacier Water Trust I (the "Trust"), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 105,154 its common securities to the Company and completed a public offering of
3.4 million shares of its 9.0625% Cumulative Trust Preferred Securities with a liquidation amount of $25 per security (the "Trust Preferred Securities" and together with the common securities the "Trust Securities"). Concurrent with the issuance of the Trust Preferred Securities, the Trust invested the proceeds therefrom in an aggregate principal amount of $85.0 million of 9.0625% Junior Subordinated Debentures (the "Subordinated Debentures") issued by the Company. The Trust exists for the sole purpose of issuing Trust Securities and purchasing Subordinated Debentures. With the proceeds from the issuance of the Subordinated Debentures, the Company repaid in full all amounts outstanding under its then existing credit facility and terminated that agreement.

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

   The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to other indebtedness of the Company. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Trust Preferred Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time after January 31, 2003. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Trust Preferred Securities. Issuance costs of approximately $4.1 million related to the Trust Preferred Securities are deferred and will be amortized over the period until the mandatory redemption of the securities in January 2028.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company's primary market risk exposures are interest rate risk and equity price risk. At January 2, 2000, the Company held a portfolio of marketable securities with an estimated fair value equal to $9,826,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $7,061,000, including $307,000 in convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $2,765,000, including $2,022,000 of convertible preferred securities. See
Note 1 to the Company's Consolidated Financial Statements. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

   The Company's investment guidelines had included investing approximately $15.5 million of its portfolio with a professional asset management firm whose investment approach consists of investing in hedged transactions. Each hedged position in the Company's portfolio is created by purchasing a convertible debt or equity security and selling short the underlying common stock against it. The purpose of entering into these hedged transactions was to minimize the impact of interest rate fluctuations and equity price risk on the Company's invested portfolio. The Company has reduced its investment portfolio to a level that it no longer uses this asset management firm and the Company's entire portfolio is now invested by Kayne Anderson Investment Management, primarily in fixed rate corporate bonds and mortgage backed securities.

   The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company's derivative investments:


                                        Cash Flow (in thousands)
---------------------------------------------------------------------------------------------
                         2000     2001     2002     2003     2004    Thereafter    Total
                         ----     ----     ----     ----     ----    ---------     -----
Convertible
 Preferred Stock /(1)/
    Principal           $   0    $   0    $   0    $   0    $   0        $1,258     $1,258
    Interest              240      240      240      240      240           /(2)/      /(2)/
    Weighted average
     Interest rate       7.9%     7.9%     7.9%     7.9%     7.9%          7.9%

/(1)/ Dividends paid-in-kind have been included (based on their cash value) in the calculations for the convertible preferred stock.

/(2)/ Beyond 2004, interest payments on convertible preferred stock generally continue so long as the Company continues to hold the security.

Item 8. Y2K

   Prior to January 1, 2000 Glacier undertook a comprehensive "year 2000" assessment. Under this assessment, the Company reviewed all of its critical software and hardware to determine what remediation, if any, were necessary for the proper functioning of these systems in the year 2000 and beyond. The Company worked with its outside vendors to ensure that they would continue to support the products that they supply to Glacier including the performance by the vendors of any required year 2000 remediation. Glacier updated for year 2000 purposes certain software and hardware systems that it uses internally. The Company considered year 2000 issues for all new products and services as well as those in development or included in business acquisitions.

   State of Readiness. The Company performed a review of its computer applications related to their continuing functionality for the year 2000 and beyond. Based on this review, the Company did not believe that it had material exposure with respect to the year 2000 issue in regards to its computer applications. Glacier's computer system was certified as fully Y2K compliant. All critical computer hardware, including servers, hubs, routers, telecommunications equipment, personal computers, laptop computers and hand-held computers were tested to be Y2K compliant. The historical costs to the Company for its Y2K preparation have been nominal.

   Glacier Water's primary source of revenue is from the operation of water vending machines, which require electricity from the local electric company and water from the local water supply. The majority of the machines are located in front of retail supermarkets and drug stores and are operational 24-hours a day, 7-days a week. The remaining machines are placed inside the retail location and require the store to be open in order for customers to vend water. The machines are Y2K compliant in that they do not have any electronic or mechanical parts that keep track of the date or time. The transition from 1999 to the year 2000 occurred without incident as it relates to the proper functioning of any of Glacier's systems. Since there were very minor disruptions of the municipal water/power supply to the vending machines, Glacier's operations were unaffected. Glacier continues to monitor it's systems, but does not expect any disruptions that could have a material impact on the Company and it's results of operation.

Item 9.  Consolidated Financial Statements and Supplementary Data

   The Company's Consolidated Financial Statements together with accompanying Notes and the Report of Arthur Andersen LLP, Independent Public Accountants are set forth on pages 17 through 36 after Part IV of this report.

Item 10. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   The Company has had no changes in or disagreements with its accountants on its accounting and financial disclosure.

                                   Part III

Item 11.  Directors and Executive Officers of the Registrant

   There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 2, 2000.


                                Executive Officers of the Registrant
                                ------------------------------------

Name                           Position                                                 Age
----                           --------                                                 ---
Jerry A. Gordon                President, Chief Executive Officer and Director          54
Glen A. Skumlien               Executive Vice President, Operations                     50
S. Dane Seibert                Senior Vice President, Marketing                         51
John T. Vuagniaux              Senior Vice President, Operations                        51
W. David Walters               Senior Vice President, Chief Financial Officer,
                                  & Secretary                                           51
Luz E. Gonzales                Vice President, Human Resources                          47
Brian T. Nakagawa              Vice President, Technology & Information Systems         46

   The executive officers are elected by and serve at the discretion of the Board of Directors until their successors are duly chosen and qualified.

   Jerry A. Gordon

   Mr. Gordon has served as the President and Chief Executive Officer of Glacier Water Services, Inc. since September 1999, President and Chief Operating Officer from September 1994 to September 1999 and as a Director of the Company since June 1997. Mr. Gordon joined the Company in June 1993 as Vice President of Marketing. From 1992 to 1993, Mr. Gordon was a business consultant specializing in management operations in start-up companies.

   Glen A. Skumlien

   Mr. Skumlien has served as Executive Vice President, Operations since September 1994. From November 1991 to September 1994, Mr. Skumlien served as Vice President-Operations.

   S. Dane Seibert

   Mr. Seibert has served as Senior Vice President of Marketing since joining the Company in March 1995. From 1990 until joining the Company, Mr. Seibert was Corporate Vice President - International Marketing for Miller/Zell Inc.

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

   W. David Walters

   Mr. Walters joined the Company in January 1999 as Chief Financial Officer and Vice President, Finance. Mr. Walters has served as Senior Vice President, Chief
Financial Officer since January 2000.   From 1997 to 1999, Mr. Walters was the
Vice President Finance and Controller for the Penn Traffic Company. From 1996 to 1997, Mr. Walters was the Vice President, Controller for Bruno's, Inc. Prior to that, Mr. Walters was the Chief Financial Officer for ABCO Markets, Inc. from 1992 to 1996.

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

Item 12.  Executive Compensation

   There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended January 2, 2000.

Item 13.  Security Ownership of Certain Beneficial Owners and Management

   There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 2, 2000.


Item 14.  Certain Relationships and Related Transactions

   There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 2, 2000.


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

     2.  Exhibits
         --------
     The exhibits listed on the accompanying Index to Exhibits on page 39 are filed as part of this report.

(b)  Reports on Form 8-K
     -------------------

     There were no reports on Form 8-K filed during the last quarter of the fiscal year ended January 2, 2000.


                                     Index
                                     -----

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
Consolidated Financial Statements
---------------------------------
    Report of Independent Public Accountants....................................................        17
    Consolidated Balance Sheets at January 2, 2000 and January 3, 1999..........................        18
    Consolidated Statements of Operations for the fiscal years ended January 2, 2000,
       January 3, 1999, and January 4, 1998.....................................................        19
    Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended
       January 2, 2000, January 3, 1999, and January 4, 1998....................................        20
    Consolidated Statements of Stockholders' Equity for the fiscal years ended January 2, 2000,
       January 3, 1999, and January 4, 1998.....................................................        21
    Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2000,
       January 3, 1999, and January 4, 1998.....................................................        22
    Notes to Consolidated Financial Statements..................................................        24

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Glacier Water Services, Inc.:

   We have audited the accompanying consolidated balance sheets of Glacier Water Services, Inc. (a Delaware corporation) and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glacier Water Services, Inc. and subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States.



                                                             ARTHUR ANDERSEN LLP


San Diego, California
February 16, 2000

                         GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                    ASSETS
                                    ------
                                                                               January 2,          January 3,
                                                                                  2000                 1999
                                                                                --------             --------
Current assets:
   Cash and cash equivalents...................................................   $  4,205             $    109
   Investments, available for sale.............................................      9,826               31,037
   Accounts receivable.........................................................        589                1,348
   Inventories.................................................................      3,249                2,890
   Prepaid expenses and other..................................................      1,779                1,388
                                                                                  --------             --------
     Total current assets....................................................       19,648               36,772

Property and equipment, net of accumulated depreciation......................       58,936               54,939
Other assets.................................................................       10,825                8,804
                                                                                  --------             --------
Total assets.................................................................     $ 89,409             $100,515
                                                                                  ========             ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

Current liabilities:
   Accounts payable..........................................................   $  1,272             $    656
   Accrued commissions.......................................................      2,238                1,469
   Accrued liabilities.......................................................      1,478                2,146
   Line of credit............................................................      3,300                    -
                                                                                --------             --------
     Total current liabilities...............................................      8,288                4,271

Long-term debt...............................................................     76,448               85,000

Deferred income taxes........................................................          -                1,960

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 100,000 shares
       authorized, no shares issued and outstanding..........................         --                   --
   Common stock, $.01 par value, 10,000,000 shares authorized,
       2,834,174 and 2,959,975 shares issued and outstanding at
       January 2, 2000 and January 3, 1999, respectively.....................         34                   34
   Additional paid-in capital................................................     16,119               15,963
   Retained earnings.........................................................      4,771                9,389
   Treasury stock, at cost, 598,026 and 460,350 shares at January 2, 2000
       and January 3, 1999, respectively.....................................    (14,795)             (11,549)
   Accumulated other comprehensive loss......................................     (1,456)              (4,553)
                                                                                --------             --------
     Total stockholders' equity..............................................      4,673                9,284
                                                                                --------             --------
Total liabilities and stockholders' equity...................................   $ 89,409             $100,515
                                                                                ========             ========

 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                  Fiscal Year Ended
                                                                          ---------------------------------
                                                                          January 2,  January 3,  January 4,
                                                                            2000        1999        1998
                                                                          ---------   ---------   ---------
Revenues..............................................................     $56,774     $56,321     $57,294

Operating costs and expenses:
     Operating expenses...............................................      36,984      36,727      35,569
     Selling, general and administrative expenses.....................       9,143       9,879       7,200
     Depreciation and amortization....................................      10,740      10,212       8,852
     Non-recurring and other charges..................................           -         971       3,062
                                                                           -------     -------     -------
          Total operating costs and expenses..........................      56,867      57,789      54,683
                                                                           -------     -------     -------

Income (loss) from operations.........................................         (93)     (1,468)      2,611

Other (income) expenses:
     Interest expense.................................................       7,859       7,446       1,988
     Investment (income) loss.........................................       1,342      (4,259)          -
                                                                           -------     -------     -------
          Total other expense.........................................       9,201       3,187       1,988
                                                                           -------     -------     -------

Income (loss) before income taxes and extraordinary gain..............      (9,294)     (4,655)        623

Income tax provision (benefit)........................................      (2,059)     (1,383)        193
                                                                           -------     -------     -------

Income (loss) before extraordinary gain...............................      (7,235)     (3,272)        430
Extraordinary gain on early retirement of debt........................       2,617           -           -
                                                                           -------     -------     -------
Net income (loss).....................................................     $(4,618)    $(3,272)    $   430
                                                                           =======     =======     =======

Basic earnings (loss) per share:
Income (loss) before extraordinary gain...............................     $ (2.54)    $ (1.05)     $  .13
Extraordinary gain....................................................         .92           -           -
                                                                           -------     -------     -------
Net income (loss).....................................................     $ (1.62)    $ (1.05)    $   .13
                                                                           =======     =======     =======

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain...............................     $ (2.54)    $ (1.05)    $   .13
Extraordinary gain....................................................         .92           -           -
                                                                           -------     -------     -------
Net income (loss).....................................................     $ (1.62)    $ (1.05)    $   .13
                                                                           =======     =======     =======

  The accompanying notes are an integral part of these consolidated statements.

                          Glacier Water Services, Inc.
             Consolidated Statements of Comprehensive Income (Loss)
                                 (in thousands)

                                                                                      Fiscal Year Ended
                                                                         ----------------------------------------
                                                                          January 2,    January 3,      January 4,
                                                                            2000          1999            1998
                                                                           ------        ------          ------
Net income (loss)............................................             $(4,618)       $(3,272)         $430
Unrealized gain (loss) on securities, net of tax:............
  Unrealized holding gain (loss) arising during the period...               5,504         (5,464)           --
  Less: reclassification adjustment for net losses (gains)
    included in net income (loss)............................               2,407           (911)           --
                                                                          -------          -------        -------
Net unrealized gain (loss)                                                  3,097         (4,553)           --
                                                                          -------         --------        --------
Comprehensive income (loss)                                               $(1,521)       $(7,825)          $430
                                                                          ========       ========         ========

   The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (in thousands, except shares)

                                                                                                     Accumulated
                                                Common Stock     Additional                              Other
                                                ------------      Paid-In    Retained     Treasury   Comprehensive
                                              Shares     Amount   Capital    Earnings      Stock      Gain (Loss)     Total
                                            ----------   ------   --------   ---------   ----------   -----------   ---------
Balance, December 31, 1996................  3,208,575       $34    $15,284    $12,231     $ (3,563)      $    --     $23,986

Exercise of Stock Options.................     19,700        --        264         --           --            --         264

Purchase of Treasury Stock................     (2,100)       --         --         --          (57)           --         (57)

Net Income................................         --        --         --        430           --            --         430
                                            ---------    ------    -------    -------     --------    ----------     -------

Balance, January 4, 1998..................  3,226,175        34     15,548     12,661       (3,620)           --      24,623

Exercise of Stock Options.................     21,550        --        415         --           --            --         415

Purchase of Treasury Stock................   (287,750)       --         --         --       (7,929)           --      (7,929)

Net Unrealized (Loss) on Investments......         --        --         --         --           --        (4,553)     (4,553)

Net (Loss)................................         --        --         --     (3,272)          --            --      (3,272)
                                            ---------    ------    -------    -------     --------    ----------     -------

Balance, January 3, 1999..................  2,959,975        34     15,963      9,389      (11,549)       (4,553)      9,284

Exercise of Stock Options.................     11,875        --        156         --           --            --         156

Purchase of Treasury Stock................   (137,676)       --         --         --       (3,246)           --      (3,246)

Net Unrealized Gain on Investments........         --        --         --         --           --         3,097       3,097

Net (Loss)................................         --        --         --     (4,618)          --            --      (4,618)
                                            ---------    ------    -------    -------     --------    ----------     -------

Balance, January 2, 2000..................  2,834,174       $34    $16,119    $ 4,771     $(14,795)      $(1,456)    $ 4,673
                                            =========    ======    =======    =======     ========    ==========     =======

   The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Fiscal Year Ended
                                                                              --------------------------------------------
                                                                                January 2,      January 3,       January 4,
                                                                                  2000            1999             1998
                                                                                  ----            ----             ----
Cash flows from operating activities:
     Net income (loss)                                                          $ (4,618)       $ (3,272)        $    430
     Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
          Depreciation and amortization                                           10,740          10,212            8,852
          Loss (gain) on disposal of assets                                          103             310               (3)
          Extraordinary gain on early retirement of debt                          (2,617)             --               --
          Deferred tax provision (benefit)                                        (2,059)         (1,167)             148
          Realized (gain) loss on sales of investments                             2,407            (911)              --
     Change in operating assets and liabilities:
          Accounts receivable                                                        759            (881)            (158)
          Inventories                                                               (359)            117           (1,106)
          Prepaid expenses and other                                                (391)           (224)             175
          Payments for prepaid marketing incentives                               (4,461)         (1,213)          (1,262)
          Other assets                                                              (250)           (570)            (261)
          Accounts payable, accrued liabilities and accrued commissions              717           1,280             (444)
                                                                                --------        --------         --------
                    Total adjustments                                              4,589           6,953            5,941
                                                                                --------        --------         --------
                    Net cash provided by (used in) operating activities              (29)          3,681            6,371
                                                                                --------        --------         --------

Cash flows from investing activities:
     Net investment in vending equipment                                         (12,115)        (14,244)          (9,647)
     Purchase of property and equipment                                             (341)           (225)            (304)
     Proceeds from sales of property and equipment                                    --              --              132
     Purchase of Aqua-Vend                                                            --              --           (9,355)
     Purchase of investments                                                     (48,001)        (74,163)            (315)
     Proceeds from sale and maturities of investments                             69,900          39,693               --
                                                                                --------        --------         --------
                    Net cash provided by (used in) investing activities            9,443         (48,939)         (19,489)
                                                                                --------        --------         --------

Cash flows from financing activities:
     Issuance of long-term debt, net of fees                                          --          81,600               --
     Early retirement of long-term debt                                           (5,528)             --               --
     Proceeds from line of credit                                                 15,090             950           30,485
     Principal payments on line of credit                                        (11,790)        (29,682)         (17,572)
     Proceeds from issuance of stock                                                 156             415              264
     Purchase of treasury stock                                                   (3,246)         (7,929)             (57)
                                                                                --------        --------         --------
                   Net cash provided by (used in) financing activities            (5,318)         45,354           13,120
                                                                                --------        --------         --------
Net increase in cash and cash equivalents                                          4,096              96                2
Cash, beginning of year                                                              109              13               11
                                                                                --------        --------         --------
Cash and cash equivalents, end of year                                          $  4,205        $    109         $     13
                                                                                ========        ========         ========

   The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                 (in thousands)

                                                                           January 2,     January 3,     January 4,
                                                                             2000           1999           1998
                                                                          -----------     ----------     ----------

                                                                           $  7,828       $  6,804         $  2,074
Cash paid for interest.............................................        ========       ========         ========

Cash paid for income taxes.........................................        $      5       $     13         $    400
                                                                           ========       ========         ========

   The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Business

          The Company is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. The machines are placed at supermarkets and other retail outlets under commission arrangements with the retailers. The Company's revenues are subject to seasonal fluctuations, with decreased revenues during rainy or cold weather months and increased revenues during hot weather months. The Company's machines are primarily located throughout the sunbelt and midwest regions of the United States. As of January 2, 2000, the Company had machines in thirty-six states with approximately 50% of the Company's machines located in California.

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

Change in Fiscal Year

          In order to more closely align its fiscal reporting to its business cycle, effective January 1, 1997, the Company prospectively changed its financial reporting year from a fiscal year of twelve calendar months ending December 31 to a fiscal year of 52 or 53 weeks ending on the Sunday closest to December 31. As a result of this change, the Company's fiscal 1997 quarters each contained 13 weeks, and fiscal year which ended January 4, 1998 contained 369 days. Results of operations for the period from January 1, 1997 to January 5, 1997 are not significant to the fiscal year ended January 4, 1998, and have not been reported separately. Fiscal year ended January 2, 2000 and January 3, 1999 both contained 364 days.

Other Comprehensive Income (Loss)

          Effective January 5, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. As a result, the Company is presenting Consolidated Statements of Comprehensive Income (Loss) for fiscal 1999, 1998 and 1997.

Cash and Cash Equivalents

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of January 2, 2000, cash equivalents primarily consist of cash held in money market accounts.

                         GLACIER WATER SERVICES, INC.

Investments

     Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase based on management's intent and reevaluate such designation as of each balance sheet date. At January 2, 2000 and January 3, 1999, the Company considered all investments as available for use in its current operations, and therefore classified them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with net unrealized gains or losses, if any, net of tax, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, interest income and dividends are included in investment income (loss) in the accompanying statements of operations. Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management's determination that an investment's impairment is considered to be other than temporary. As of January 2, 2000, management believes its unrealized losses aggregating $1,877,000 to be temporary in nature. The cost of securities sold is based on the specific identification method.

     At January 2, 2000, investments available for sale consisted of the following (in thousands):

                                                           Gross              Gross           Estimated
                                          Amortized      Unrealized         Unrealized           Fair
                                            Cost            Gains             Losses            Value
                                            ----            -----             ------            -----
     Corporate securities                  $ 7,196         $    117          $(1,336)           $5,977
     Convertible securities                    318                -              (11)              307
     Mortgage backed securities                721               56                -               777
                                           -------          -------           -------           ------
     Total debt securities                   8,235              173           (1,347)            7,061
     Equity securities                       3,047              248             (530)            2,765
                                           -------          -------           -------           ------
     Total investments available
                                           $11,282          $   421          $(1,877)           $9,826
      for sale                             =======          =======          ========           ======


     The Company's primary market risk exposures are interest rate risk and equity price risk. At January 2, 2000, the Company held a portfolio of marketable securities with an estimated fair value equal to $9,826,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $7,061,000, including $307,000 in convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $2,765,000. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

     Proceeds from sales or maturities of marketable securities for the year ended January 2, 2000 were $69,900,000. Gross realized gains on such sales for the year ended January 2, 2000 were $986,000. Gross realized losses for the year ended January 2, 2000 were $3,393,000. During 1999, the Company recognized a write down of $2.1 million in investments it believed to be permanently impaired. This amount is included in the realized losses on investments for the year ended January 2, 2000. The Company has since divested of these securities. Corporate securities have maturity dates from January 2001 to March 2006. Corporate debt securities have maturity dates of February 2001. Mortgage backed securities have maturity dates of December 2021. Kayne Anderson Investment Management currently manages the Company's investment portfolio (See Note 11).

                         GLACIER WATER SERVICES, INC.

At January 3, 1999, investments available for sale consisted of the following (in thousands):

                                                           Gross              Gross           Estimated
                                          Amortized      Unrealized         Unrealized           Fair
                                            Cost            Gains             Losses            Value
                                            ----            -----             ------            -----

   Corporate securities                     $14,424          $159             $(2,722)          $11,861
   Convertible securities                     4,259           197                 (13)            4,443
   Mortgage backed securities                 2,337             -              (1,139)            1,198
                                            -------          ----             -------           -------
   Total debt securities                     21,020           356              (3,874)           17,502

                                             14,570            37              (1,072)           13,535
   Equity securities                        -------          ----             -------           -------

   Total investments available
     for sale                               $35,590          $393             $(4,946)          $31,037
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

Prepaid Commissions

     Prepaid commissions represent payments made to certain retailers based on a percentage of estimated monthly or quarterly vending machine revenues. Prepaid commissions at January 2, 2000, and January 3, 1999, were $65,000 and $345,000, respectively. Commission expense for the years ended January 2, 2000, January 3, 1999, and January 4, 1998 was $25,991,000, $26,202,000 and $27,219,000,
respectively.

                         GLACIER WATER SERVICES, INC.

Property and Equipment and Depreciation

     Property and equipment are recorded at cost and consist of the following (in thousands):


                                                                         January 2,         January 3,
                                                                            2000               2000
                                                                            ----               ----
Vending equipment...............................................          $ 94,829            $ 83,706
Equipment, furniture and fixtures...............................             2,571               2,156
Leasehold improvements..........................................               604                 589
                                                                          --------            --------
                                                                            98,004              86,451
Less: Accumulated depreciation and amortization.................           (39,068)            (31,512)
                                                                          --------            --------
                                                                          $ 58,936            $ 54,939
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

Long-Lived Assets

     The Company evaluates and assesses its long-lived assets for impairment under the guidelines of Statement of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable and accrued and other current liabilities approximate fair value because of the short-term nature of those instruments. Based on borrowing rates currently available to the Company for credit arrangements with similar terms, the carrying amounts of balances under the line of credit and long-term debt approximate fair value.

Income Taxes

     Income taxes have been provided for using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

                         GLACIER WATER SERVICES, INC.

Earnings (Loss) Per Share

     The Company computes and presents earnings (loss) per share in accordance with FASB Statement No. 128, Earnings Per Share. Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share is based upon the weighted average number of common shares outstanding and potentially dilutive securities during the period. Potentially delutive securities include options granted under the Company's stock options plans using the treasury stock method. For 1998 and 1999, potentially delutive securities were not used to calculate diluted loss per share because of their anti-dilutive effect.

     The following table sets forth the calculation of basic and diluted earnings (loss) per share:

                                                                                  Fiscal Year Ended
                                                             ------------------------------------------------------------
                                                              January 2,              January 3,              January 4,
                                                                 2000                   1999                    1998
                                                              -----------             -----------              ----------
        Numerator:
           Net income (loss)..........................         $  (4,618,000)            $(3,272,000)             $  430,000
                                                                 -----------             -----------              ----------
           Numerator - basic and diluted..............            (4,618,000)             (3,272,000)             $  430,000
                                                                 ===========             ===========              ==========
        Denominator:
           Weighted-average shares.....................            2,850,253               3,119,696               3,219,082
           Effect of dilutive securities -
             Employee stock options....................                   --                      --                 113,808
                                                                 -----------             -----------              ----------
           Weighted-average common and
             Potential common shares...................            2,850,253               3,119,696               3,332,890
                                                                 ===========             ===========              ==========

            Basic earnings (loss) per share............          $     (1.62)            $     (1.05)             $      .13
                                                                 ===========             ===========              ==========
            Diluted earnings (loss) per share..........          $     (1.62)            $     (1.05)             $      .13
                                                                 ===========             ===========              ==========

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

            Inventories................................      $  208
            Prepaid expenses...........................         255
            Vending equipment..........................       7,565
            Other fixed assets.........................         145
            Prepaid marketing incentives...............       1,225
            Other non-current assets...................         110
            Sales tax liability........................        (153)
                                                             ------
                                                             $9,355
                                                             ======

                         GLACIER WATER SERVICES, INC.

     The unaudited consolidated pro forma results of operations for the fiscal year ended January 4, 1998 presented below assume that the transaction occurred as of the beginning of the fiscal year (in thousands, except per share amounts):

                                                                            Fiscal Year
                                                                              Ended
                                                                            ----------
                                                                            January 4,
                                                                              1998
                                                                            ----------
        Net revenues....................................................      $60,452
        Income from operations..........................................        1,865
        Net loss........................................................         (215)
        Net loss per common share - basic and diluted...................         (.07)

3.   Supplementary Balance Sheet Information

     Other Assets


       Other assets consist of the following (in thousands):                       January 2,   January 3,
                                                                                     2000        1999
                                                                                     ----        ----
       Prepaid marketing incentives, net of accumulated amortization
         of $5,093 in fiscal 1999 and $3,803 in fiscal 1998....................    $ 6,607       $4,395
       Deferred financing cost, net of accumulated amortization of
         $545 in fiscal 1999 and $105 in fiscal 1998...........................      3,670        4,047
       Other...................................................................        548          362
                                                                                   -------       ------
                                                                                   $10,825       $8,804
                                                                                   =======       ======

     Prepaid marketing incentives consist of fees paid to retailers for future benefits associated with the ongoing placement of the Company's vending equipment at those locations. These fees are amortized over the life of the contract, generally ranging from three to five years.

     Deferred financing costs of $4.1 million were incurred in connection with the Trust Preferred Securities discussed in Note 4 and are amortized over the period until the mandatory redemption of the securities in January 2028.

Accrued Liabilities


      Accrued liabilities consist of the following (in thousands):               January 2,     January 3,
                                                                                    2000           1999
                                                                                 ----------     ----------
      Accrued compensation and related taxes...................................   $  574         $  545
      Accrued income and other taxes...........................................      229            158
      Accrued interest.........................................................      380            402
      Accrued site costs.......................................................        -            499
      Other accrued liabilities................................................      295            542
                                                                                  ------         ------
                                                                                  $1,478         $2,146
                                                                                  ======         ======

                         GLACIER WATER SERVICES, INC.

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

     On January 27, 1999, the Company entered into a new $8.0 million unsecured credit facility with Tokai Bank of California. The credit facility requires quarterly interest payments at the Banks prime rate (7.75% per annum at January 27, 1999) or LIBOR plus 1.60% (6.63% per annum at January 27, 1999). The credit facility contains certain covenants including liquidity and debt coverage requirements. As of January 2, 2000, the Company had approximately $4.7 million of funds available under the agreement. This credit facility matures on May 1, 2000 and is currently being re-negotiated.

     On August 13, 1999, the Company announced that the Company's Board of Directors authorized the Company to purchase up to 250,000, or approximately 7.4% of the then 3,400,000 shares outstanding, of the Glacier Water Trust Preferred Securities (AMEX: HOO-pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, in the open market as part of the Company's stock repurchase plan.

                         GLACIER WATER SERVICES, INC.

     On December 16, 1999, the Company announced that the Company's Board of Directors increased the number of Glacier Water Trust Preferred Securities authorized to be purchased in the open market as part of the Company's stock repurchase plan from 250,000 shares to 500,000 shares. As of January 2, 2000, the Company has repurchased 342,100 shares of the Glacier Water Trust Preferred Securities and recorded a net extraordinary gain of $2,617,000, or $0.92 per share, which was the result of a gain of $3,025,000, less the write-off of applicable deferred financing costs of $408,000. As of February 15, 2000, there were 2,970,800 shares of Glacier Water Trust Preferred Securities outstanding.

5.   Commitments and Contingencies

     Leases

     The Company leases certain vehicles, warehouse and office facilities under non-cancelable operating leases that expire on various dates through 2003.

     Future minimum lease payments under non-cancelable operating leases with initial terms of one or more years are as follows (in thousands):

                 2000............................... $  1,718
                 2001...............................      789
                 2002...............................      288
                 2003...............................       34
                                                     --------
                 Total minimum lease payments....... $  2,829
                                                     ========

     Total lease expense for the years ended January 2, 2000, January 3, 1999, and January 4, 1998, was $2,158,000, $1,926,000 and $1,503,000, respectively.

Contingencies

     The Company is involved in various legal proceedings and claims arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

6.   Income Taxes

     Significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                                                             Fiscal Year Ended
                                                             ---------------------------------------------
                                                               January 2,      January 3,       January 4,
                                                                 2000            1999             1998
                                                                 ----            ----             ----
     Federal Income Taxes:
       Current...........................................     $    --           $ (216)            $ 14
       Deferred..........................................       (1,863)           (941)              82
                                                                -------         -------            ----
                                                                (1,863)         (1,157)              96
                                                                -------         -------            ----
     State and Local Income Taxes:
        Current...........................................          --              --               31
        Deferred..........................................        (196)           (226)              66
                                                               --------        --------            ----
                                                                  (196)           (226)              97
                                                               --------        --------            ----
                                                               $(2,059)        $(1,383)            $193
                                                               ========        ========            ====

                          GLACIER WATER SERVICES, INC.

Deferred tax liabilities and assets result from the following (in thousands):

                                                                                       January 2,           January 3,
                                                                                         2000                 1999
                                                                                        -------              -------
  Deferred tax liabilities:
      Property and equipment...............................................             $ 7,500              $ 6,994
                                                                                        -------              -------
  Total deferred tax liabilities.............................................             7,500                6,994
                                                                                        -------              -------
  Deferred tax assets:
      Alternative minimum tax credit.......................................                (917)                (943)
      Net operating loss...................................................              (5,314)              (2,656)
      Manufacturer's investment credit.....................................                (591)                (591)
      State deferred tax adjustment........................................                  --                  (25)
      Accruals and reserves................................................                (778)                (819)
                                                                                        -------              -------
  Total deferred tax assets..................................................            (7,600)              (5,034)
                                                                                        -------              -------

Net deferred tax liabilities (assets)......................................             $  (100)             $ 1,960
                                                                                        =======              =======

The net deferred tax asset in the amount of $100,000 as of January 2, 2000 is included in other assets.

The Company's effective income tax rate differs from the federal statutory rate as follows:

                                                                                        Fiscal Year Ended
                                                                          ---------------------------------------------
                                                                            January 2,       January 3,       January 4,
                                                                              2000             1999             1998
                                                                            -------          -------          -------
  Federal statutory rate.................................................   (34.0)%          (34.0)%          34.0%
  State and local taxes, net of federal benefit.........................     (2.0)%           (2.0)%           6.0%
  Foreign Taxes..........................................................       --%             4.0%            --%

  Manufacturer's investment credit generated and other...................    (1.0)%            2.0%           (9.0)%
                                                                            ------           ------          -----
  Effective rate.........................................................   (37.0)%          (30.0)%          31.0%
                                                                           =======          =======         ======

At January 2, 2000, the company had Federal and California income tax net operating loss carry forwards of $14.4 million and $4.3 million, respectively, which will begin to expire in 2012 and 2003 for federal and state income tax purposes, respectively.

7. Stockholders' Equity

Preferred Stock

     The Company's Certificate of Incorporation authorizes the issuance of 100,000 shares of preferred stock, par value $.01 per share. The rights, preferences and privileges of the authorized shares (none of which have been issued) may be established by the Board of Directors without further action by the holders of the Company's common stock.

Treasury Stock

     The Board of Directors has authorized the purchase of up to 750,000 shares of the Company's common stock in the open market. As of January 2, 2000, 598,026 shares had been repurchased under this program, and the Company was authorized to repurchase an additional 151,974 shares, approximately 5.4% of the Company's total shares outstanding.

                         GLACIER WATER SERVICES, INC.

8.   Stock Option Plans

     The Company has options outstanding under two stock option plans, the 1992 Stock Option Plan, which was terminated in 1994, and the 1994 Stock Compensation Program. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

     The Company has reserved 705,000 shares of common stock under the 1994 Stock Compensation Program (the "Program"), as amended, for issuance under a stock option plan that provides for the issuance of incentive and non-qualified stock options to key employees, including directors and consultants. Incentive stock options are granted at no less than the fair market value on the date of the grant. Non-qualified options may be granted at prices determined by the Board of Directors, but at no less than 85% of the fair market value on the date of the grant. Options generally have a term of 10 years and become exercisable at a rate of 25% per annum. The Program also allows directors to receive stock options in lieu of their annual directors' fees. Options granted under this provision (Deferral Options) have a term of five years and become exercisable one year following the date of grant.

     The Company had reserved 360,000 shares of common stock under the 1992 Stock Option Plan for issuance under a stock option plan that provided for the issuance of incentive and non-qualified stock options to key employees, including directors and consultants. The 1992 Stock Option Plan was terminated in 1994 with a balance of 42,250 shares of common stock available for grant which were transferred to the 1994 Stock Compensation Program.

     A summary of the status of the Company's stock option plans and activity is as follows:

                                                                                                            Wtd. Avg.
                                                                                                            Exercise
                                                                                        Shares                Price
                                                                                        ---------           ---------

          Balance at December 31, 1996..........................................        344,654              $15.88
          Granted...............................................................        106,902              $25.71
          Exercised.............................................................        (19,700)             $10.09
                                                                                        --------             ------
          Balance at January 4, 1998............................................        431,856              $18.57
          Granted...............................................................        231,282              $31.11
          Exercised.............................................................        (21,550)             $15.19
                                                                                        --------             ------
          Balance at January 3, 1999............................................         41,588              $23.21
          Granted...............................................................         77,537              $24.53
          Exercised.............................................................        (11,875)             $13.12
          Canceled..............................................................        (80,870)             $30.56
                                                                                        --------             ------
          Balance as of January 2, 2000.........................................         626,380             $22.64
          Exercisable at January 2, 2000........................................         362,206             $18.56


          Weighted average fair value of options granted..............                   $10.07


     There are 98,000 options outstanding under the 1992 plan at January 2, 2000, all of which are exercisable, and have exercise prices between $8.25 and $13.63, with a weighted average exercise price of $11.76 and a weighted average remaining contractual life of 3.2 years.

                         GLACIER WATER SERVICES, INC.

     There are 528,380 options outstanding under the 1994 plan at January 2, 2000 with exercise prices between $12.50 and $31.25, with a weighted average exercise price of $24.65 and a weighted average remaining contractual life of
5.8 years. 264,206 of these options are exercisable, and their weighted average exercise price is $21.09.

     The following pro forma disclosures represent what the Company's net loss and loss per share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"):

                                                                                         Fiscal Year Ended
                                                                             -------------------------------------------
                                                                              January 2,     January 3,       January 4,
                                                                                2000           1999             1998
                                                                                ----           ----             -----
        Pro forma net loss (in thousands)..............................        $(5,086)       $(3,700)        $(  57)
        Pro forma basic loss per share.................................          (1.78)       $ (1.19)        $( .02)
        Pro forma diluted loss per share...............................          (1.78)       $ (1.19)        $( .02)

     Because the method of accounting required under FASB Statement No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1999, 1998, and 1997, respectively: average risk-free interest rates of 5.1%, 5.8% and 6.5%; no expected dividend yield; expected lives of 8 years for regular options and 5 years for Deferral Options in all years; expected volatility of approximately 27% for all years.

9.   Significant Customers

     The following table sets forth the percentage of the Company's total revenues that were derived from major customers:

                                                Fiscal Year Ended
                                       ------------------------------------
                                       January 2,   January 3,   January 4,
                                          2000         1999         1998
                                         -----        -----         ----
           Company A                     10.01%       10.32%        4.56%


10.  Non Recurring and Other Charges

     In the fourth quarter of 1998, the Company incurred a charge of $971,000 for certain costs associated with the removal of approximately 1,450 machines at under-performing locations. These under-performing machines were primarily located at small independent retailers. The Company relocated these machines to large supermarket and drug store chains where it believes that it will achieve better returns.

     The Company incurred a total of $3,062,000 in non-recurring expenses in 1997 related to the integration of Aqua-Vend's operations with Glacier's operations. Specifically, the integration plan included costs to close certain Glacier locations and write-off obsolete assets, to upgrade the Aqua-Vend machines to Glacier's servicing

                          GLACIER WATER SERVICES, INC.

and operability standards, to rationalize and relocate equipment between Aqua-Vend and Glacier locations and to change the signage on Aqua-Vend machines to that used by Glacier.

11.  Related Party Transactions

     Kayne Anderson Investment Management currently manages the Company's investment portfolio. The Chairman of the Board and other board members are also employed as senior executives of Kayne Anderson Investment Management. The Chairman of the Board, other board members employed as senior executives of Kayne Anderson Investment Management, and Kayne Anderson Investment Management are shareholders of the Company. The Company incurred costs of $69,000 and $103,000 in 1999 and 1998, respectively, to Kayne Anderson Investment Management in connection with investment management fees. The Company did not incur any costs prior to 1998 in connection with investment management fees. The Company incurred costs of $11,000 and $46,000 for consulting services provided by LEK Consulting during 1999 and 1998, respectively. A director of the Company was the President of the North American practice of LEK Consulting Group during 1999 and 1998. He is no longer employed by LEK Consulting.

12.  Segment Reporting

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

     SFAS 131 also requires that a public business enterprise report geographic information relative to revenue and long-lived assets. Glacier began operations in Mexico during fiscal 1998. The geographic revenues for the fiscal years and long-lived assets are as follows:

                                                                          Revenues                        Long-Lived Assets
                                                                      -----------------                 -------------------
                                                                      Fiscal Year Ended                  Fiscal Year Ended
                                                                      -----------------                  -----------------
                                                                    January 2,  January 3,             January 2,  January 3,
                                                                       2000        1999                   2000        1999
                                                                      -----        ----                  -----        ----
     (in thousands)
     United States..............................................     $56,579    $56,304                 $56,295     $53,996
     Mexico.....................................................         195         17                   2,641         943
                                                                     -------    -------                 -------     -------
     Total......................................................     $56,774    $56,321                 $58,936     $54,939
                                                                     =======    =======                 =======     =======

13.  Recent Accounting Pronouncements

     In 1998, the FASB issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material effect on its financial position or results of operations.

     In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Cost of Start-up Activities. SOP 98-5 requires costs of start-up activities and organizational

                          GLACIER WATER SERVICES, INC.

costs to be expensed as incurred. Accordingly, the Company expensed $128,000 in 1998 relative to its start-up activities in Mexico. The Company did not have significant capitalized costs prior to fiscal 1998, and, therefore, a cumulative adjustment was not required.

15.  Quarterly Financial Data (Unaudited)

                                              First Quarter       Second Quarter        Third Quarter       Fourth Quarter
                                            -----------------   -------------------   -----------------   -------------------
                                                           (in thousands, except shares and per share amounts)
Year Ended January 2, 2000:
   Net revenues                                  $   12,623         $   14,232          $   15,706             $   14,213
   Income (loss) from operations                       (401)              (223)                903                   (372)
   Loss before extraordinary gain                    (2,593)            (1,713)               (772)                (2,157)
   Gain on early extinguishment of debt                   -                  -                 336                  2,281
   Net income (loss)                                 (2,593)            (1,713)               (436)                   124

   Basic earnings (loss) per share:
   Loss before extraordinary gain                      (.87)              (.61)               (.27)                  (.76)
   Extraordinary gain                                     -                  -                 .12                    .80
   Net income (loss)                                   (.87)              (.61)               (.15)                   .04
   Weighted average shares                        2,987,879          2,827,301           2,833,000              2,834,174

   Diluted earnings (loss) per share:
   Loss before extraordinary gain                      (.87)              (.61)               (.27)                  (.76)
   Extraordinary gain                                     -                  -                 .12                    .80
   Net income (loss)                                   (.87)              (.61)               (.15)                   .04
   Weighted average shares and
       potential shares                           2,987,879          2,827,301           2,833,000              2,858,303


Year Ended January 3, 1999:
   Net revenues                                  $   12,814         $   14,433          $   16,916             $   12,158
   Income (loss) from operations                         25                (42)              1,045                 (2,496)
   Net income (loss)                                   (486)              (391)                292                 (2,687)
   Basic earnings (loss) per share                     (.15)              (.12)                .10                   (.90)
   Weighted average shares                        3,211,988          3,201,389           2,893,759              2,987,879

   Diluted earnings (loss) per share                   (.15)              (.12)                .10                   (.90)
   Weighted average shares and
       potential shares                           3,211,988          3,201,389           3,011,765              2,987,879


Year Ended January 4, 1998:
   Net revenues                                  $   11,176         $   16,038          $   17,138             $   12,942
   Income from operations                               142              1,164                 573                    732
   Net income (loss)                                   (111)               398                  32                    111
   Basic earnings (loss) per share                     (.03)               .12                 .01                    .03
   Weighted average shares                        3,208,580          3,214,150           3,226,758              3,226,706

   Diluted earnings (loss) per share                   (.03)               .12                 .01                    .03
   Weighted average shares and
       potential shares                           3,208,580          3,310,010           3,351,034              3,354,263


                               INDEX TO EXHIBITS

Exhibit
 No.
---
3.1      Certificate of Incorporation of Registrant (i.)
3.2      Bylaws of Registrant (i.)
4.1      Specimen Stock Certificate of Registrant (i.)
4.2      Junior Subordinated Indenture between Glacier Water Services, Inc. and Wilmington Trust Company,
         as Indenture Trustees, dated January 28, 1997 (viv.)
4.3      Officers' Certificate and Company Order executed by Glacier Water Services, Inc., dated January 27,
         1998
4.4      Certificate of Trust of Glacier Water Trust I, dated November 13, 1997 (viii.)
4.5      Trust Agreement of Glacier Water Trust I, dated November 13, 1997 (viii.)
4.5.1    Amended and Restated Trust Agreement of Glacier Water Trust I, dated January 27, 1998 (viv.)
4.6      Trust Preferred Certificate of Glacier Water Trust I (viv.)
4.7      Common Securities Certificate of Glacier Water Trust I (viv.)
4.8      Guarantee Agreement between Glacier Water Services, Inc. and Wilmington Trust Company, as Trustee,
         dated January 27, 1998 (viv.)
4.9      Agreement as to Expenses and Liabilities between Glacier Water Services, Inc. and Glacier Water Trust I,
         dated January 27, 1998 (viv.)
4.10     Junior Subordinated Deferrable Interest Debenture of Glacier Water Services, Inc. (viv.)
10.1     Amended and Restated 1992 Stock Incentive Plan (ii.)
10.2     Vending Machine Agreement between the Vons Companies, Inc. and BWVI (i.)
10.3     Location Agreement between Ralph's Grocery Company, Cala Co., and GW Services, Inc. (v.)
10.4     Form of Indemnification Agreement with Officers and Directors (i.)
10.5     1994 Stock Compensation Plan (iii.)
10.5.1   Amendment No. 1 to 1994 Stock Compensation Plan (iv.)
10.5.2   Amendment No. 2 to 1994 Stock Compensation Plan (v.)
10.5.3   Amendment No. 3 to 1994 Stock Compensation Plan (v.)
10.5.4   Amendment No. 4 to 1994 Stock Compensation Plan (vi.)
10.5.5   Amendment No. 5 to 1994 Stock Compensation Plan (vii.)
21.1     Subsidiaries of the Registrant
23.1     Consent of Arthur Andersen LLP Independent Public Accountants
27       Financial Data Schedule for the Fiscal Year Ended January 2, 2000
--------------------
(i.)     Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-45360)
         amendments thereto.
(ii.)    Incorporated by reference to the Company's Registration Statement on Form S-8 (File Number 33-
         61942) filed April 30, 1993.
(iii.)   Incorporated by reference to the Company's Registration Statement on Form S-8 (File Number 33-
         80016) filed June 8, 1994.
(iv.)    Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 2,
         1993.
(v.)     Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 6,
         1995.
(vi.)    Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 3,
         1997.
(vii.)   Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 9,
         1998.
(viii.)  Incorporated by reference to the Company's Registration Statement on Form S-2 (File Number 333-
         40335) filed January 22, 1998.
(viv.)   Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
         January 4, 1998.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GLACIER WATER SERVICES, INC.


                              By /s/ Jerry A. Gordon
                                 ---------------------------------------------
                                 Jerry A. Gordon
                                 President, Chief Executive Officer and Director

                              By  /s/ W. David Walters
                                 ----------------------------------------------
                                 W. David Walters
                                 Senior Vice President, Chief Financial Officer
Date:  March 22, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2000.

Signature                                            Title
---------                                            -----

Principal Executive Officer:


/s/ Jerry A. Gordon                                  President, Chief Executive
-----------------------------------------            Officer and Director

Jerry A. Gordon


/s/ Douglas C. Boyd                                  Director
-----------------------------------------
Douglas C. Boyd


/s/ Richard A. Kayne                                 Chairman of the Board and
---------------------------------------              Director

Richard A. Kayne


/s/ Peter H. Neuwirth                                Director
-----------------------------------------
Peter H. Neuwirth


/s/ Scott H. Shlecter                                Director
-----------------------------------------
Scott H. Shlecter


/s/ Robert V. Sinnott                                Director
-----------------------------------------
Robert V. Sinnott


/s/ Jerry R. Welch                                   Director
------------------------------------------
Jerry R. Welch