Form 10-Q
period 2000-04-02
GLACIER WATER SERVICES INC
filed 2000-05-16
CIK 883505

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: April 2, 2000

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                   --------------  -------------------

     Commission File Number: 1-11012
                             -------


                         Glacier Water Services, Inc.
                         ----------------------------
            (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                     33-0493559
--------------------------------------------------------------------------------
(State or other jurisdiction
of incorporation or organization)                         (I.R.S. Employer
                                                          Identification No.)

2261 Cosmos Court, Carlsbad, California                               92009
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                (760)  930-2420
                                ---------------
             (Registrant's telephone number, including area code)



                                N/A
----------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [_]

  Indicate the number of shares outstanding of each of issuer's class of common stock, as of the latest practicable date: 2,834,174 shares of common stock, $.01 par value, outstanding at April 30, 2000.

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                       April 2,                January 2,
                                                                         2000                    2000*
                                                                      ----------              -----------
                                 ASSETS                               (unaudited)
                                 ------
Current assets:
     Cash and cash equivalents........................................   $  1,901                 $  4,205
     Investments, available for sale..................................      8,848                    9,826
     Accounts receivable..............................................        532                      589
     Inventories......................................................      3,135                    3,249
     Prepaid expenses and other.......................................      1,913                    1,779
                                                                         --------                 --------
        Total current assets..........................................     16,329                   19,648

Property and equipment, net of accumulated depreciation...............     59,666                   58,936
Other assets..........................................................     11,967                   10,825
                                                                         --------                 --------
Total assets..........................................................   $ 87,962                 $ 89,409
                                                                         ========                 ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ---------------------------------------

Current liabilities:
     Accounts payable.................................................   $  1,120                 $  1,272
     Accrued commissions..............................................      2,026                    2,238
     Accrued liabilities..............................................      1,527                    1,478


     Line of credit...................................................      7,119                    3,300
                                                                         --------                 --------

        Total current liabilities.....................................     11,792                    8,288

Long-term debt........................................................     73,280                   76,448

Stockholders' equity:
        Preferred stock, $.01 par value; 100,000 shares authorized,
        no shares issued or outstanding..............................         --                       --
    Common stock, $.01 par value; 10,000,000 shares authorized,
        2,834,174  shares issued and outstanding.....................         34                       34
    Additional paid-in capital........................................     16,119                   16,119
    Retained earnings.................................................      3,468                    4,771
    Treasury stock, at cost, 598,026 shares...........................    (14,795)                 (14,795)
    Accumulated other comprehensive loss..............................     (1,936)                  (1,456)
                                                                         --------                 --------
        Total stockholders' equity....................................      2,890                    4,673
                                                                         --------                 --------
Total liabilities and stockholders' equity............................   $ 87,962                 $ 89,409
                                                                         ========                 ========

  * Amounts derived from audited information

 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                                     Three Months Ended
                                                                                    ----------------------
                                                                                     April 2,      April 4,
                                                                                     2000              1999
                                                                                     ----              ----
Revenues..............................................................            $   12,785        $   12,623

Operating costs and expenses:
       Operating expenses.............................................                 8,587             8,236
       Selling, general and administrative expenses...................                 1,998             2,189
       Depreciation and amortization..................................                 3,033             2,599
                                                                                  ----------        ----------
               Total operating costs and expenses.....................                13,618            13,024
                                                                                  ----------        ----------

Loss from operations..................................................                  (833)             (401)

Other (income) expenses:
      Interest expense................................................                 1,783             1,980
      Investment (income) loss........................................                  (240)            1,503
                                                                                  ----------        ----------
Total other expense...................................................                 1,543             3,483
                                                                                  ----------        ----------

Loss before income taxes and extraordinary item.......................                (2,376)           (3,884)

Income tax benefit....................................................                     -            (1,292)
                                                                                  ----------        ----------

Loss before extraordinary gain........................................                (2,376)           (2,592)

Extraordinary gain on early retirement of debt, net of tax............                 1,073                 -
                                                                                  ----------        ----------

Net loss..............................................................            $   (1,303)       $   (2,592)
                                                                                  ==========        ==========

Basic and diluted loss per share:
Loss before extraordinary item........................................            $     (.84)            $(.87)
Extraordinary gain....................................................                   .38                 -
                                                                                  ----------        ----------
Net Income (loss).....................................................            $     (.46)            $(.87)
                                                                                  ==========        ==========

Shares used in calculation............................................             2,834,174         2,987,879


 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                  (unaudited)


                                                                                 Three Months Ended
                                                                                --------------------
                                                                                April 2,      April 4,
                                                                                2000           1999
                                                                                ----           ----
Net loss                                                                      $(1,303)        $(2,592)
                                                                              -------         -------
Unrealized gain (loss) on securities:
     Unrealized holding gain (loss) arising during the period                    (490)          3,583
     Less: reclassification adjustment for losses (gains)  included
        in net loss                                                               (10)          1,986
                                                                              -------         -------
Net unrealized gain (loss)                                                       (480)          1,597
                                                                              -------         -------
Comprehensive loss                                                            $(1,783)        $  (995)
                                                                              =======         =======


 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                    (unaudited)

                                                                                  Three months Ended
                                                                                  ------------------
                                                                                April 2,        April 4,
                                                                                  2000            1999
                                                                                 -------         -------
Cash flows from operating activities:
     Net loss                                                                    $(1,303)        $(2,592)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                                            3,033           2,599
          Extraordinary gain on early retirement of debt                          (1,073)              -
          Deferred tax benefit                                                         -          (1,292)
          Realized (gain) loss on sales of investments                               (10)          1,986
     Change in operating assets and liabilities:
          Accounts receivable                                                         57             331
          Inventories                                                                114              48
          Prepaid expenses and other                                                (134)            (28)
          Payments for prepaid marketing incentives                               (2,096)         (4,304)
          Other assets                                                                60              (5)
          Accounts payable, accrued liabilities and accrued commissions             (315)            240
                                                                                 -------         -------
                    Total adjustments                                               (364)           (425)
                                                                                 -------         -------
                    Net cash used in operating activities                         (1,667)         (3,017)
                                                                                 -------         -------

Cash flows from investing activities:
     Net investment in vending equipment                                          (2,942)         (2,990)
     Purchase of property and equipment                                              (56)            (33)
     Purchase of investments                                                        (799)         (7,282)
     Proceeds from sale and maturities of investments                              1,285          15,271
                                                                                 -------         -------
                    Net cash provided by (used in) investing activities           (2,512)          4,966
                                                                                 -------         -------

Cash flows from financing activities:
    Early retirement of debt                                                      (1,944)              -
    Proceeds from borrowings on line of credit                                     6,879           9,175
    Principal payments on line of credit                                          (3,060)         (7,050)
    Purchase of treasury stock                                                         -          (2,644)
                                                                                 -------         -------
                   Net cash provided by (used in) financing activities             1,875            (519)
                                                                                 -------         -------
Net increase (decrease) in cash and cash equivalents                              (2,304)          1,430
Cash and cash equivalents, beginning of period                                     4,205             109
                                                                                 -------         -------
Cash and cash equivalents, end of period                                         $ 1,901         $ 1,539
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

                          GLACIER WATER SERVICES, INC.
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                    (in thousands)
                                    (unaudited)

                                                        Three months Ended
                                                       ---------------------
                                                   April 2,                April 4,
                                                     2000                    1999
                                                   --------                --------
   Cash paid for interest..................          $1,741                 $1,966
                                                     ======                 ======

   Cash paid for income taxes..............          $    -                 $    -
                                                     ======                 ======


 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 2, 2000
                                  (unaudited)

1.   Summary of Significant Accounting Policies

     Basis of Presentation

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three-month periods ended April 2, 2000 and April 4, 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended April 2, 2000 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

   Reclassification

     Certain prior year amounts have been reclassified to conform to the current presentation.

2.   Investments

     Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At April 2, 2000 and January 2, 2000, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, write-downs associated with investments deemed to be permanently impaired, interest income, and dividends are included in investment income/(loss) in the accompanying statements of operations. Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management's determination that an investment's impairment is considered to be other than temporary. As of April 2, 2000, management believes its unrealized losses aggregating $2,323,000 to be temporary in nature. The cost of securities sold is based on the specific identification method.

     At April 2, 2000, short-term investments consisted of the following (in thousands):

                                                    Gross           Gross        Estimated
                                                  Unrealized      Unrealized        Fair
                                      Cost          Gains           Losses          Value
                                      --------    ----------      ----------     ----------
Corporate securities                   $ 6,736          $117          $(2,063)         $4,790
Convertible securities                     318            --              (19)            299
Mortgage backed securities                 683            14                -             697
                                       -------          ----          -------          ------
   Total debt securities                 7,737           131           (2,082)          5,786
Equity securities                        3,047           256             (241)          3,062
                                       -------          ----          -------          ------
   Total marketable securities         $10,784          $387          $(2,323)         $8,848
                                       =======          ====          =======          ======

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 April 2, 2000
                                  (unaudited)

     The Company's primary market risk exposures are interest rate risk and equity price risk. At April 2, 2000, the Company held a portfolio of marketable securities with an estimated fair value equal to $8,848,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $5,785,000, including $299,000 in convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $3,062,000, including $2,169,000 in convertible preferred securities. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

     Proceeds from sales or maturities of marketable securities for the three-month period ended April 2, 2000 were $1,285,000. Gross realized gains on such sales or maturities for the three-month period were $34,000. Gross realized losses for the three-month period were $24,000. Corporate securities have maturity dates of December 2008. Corporate debt securities have maturity dates from January 2001 to May 2008. A mortgage backed security has a maturity date of December 2021. The Company's investment portfolio is managed by Kayne Anderson Investment Management, a related party.

  At January 2, 2000, investments available for sale consisted of the following (in thousands):

                                                            Gross           Gross          Estimated
                                            Amortized     Unrealized      Unrealized          Fair
                                              Cost          Gains           Losses            Value
                                            ----------    ----------      ----------        --------
Corporate securities                          $ 7,196           $117         $(1,336)         $5,977
Convertible securities                            318             --             (11)            307
Mortgage backed securities                        721             56               -             777
                                              -------           ----         -------          ------
   Total debt securities                        8,235            173          (1,347)          7,061
Equity securities                               3,047            248            (530)          2,765
                                              -------           ----         -------          ------
   Total investments available for            $11,282           $421         $(1,877)         $9,826
    sale                                      =======           ====         =======          ======

     During the quarter ended April 4, 1999, the Company recognized a write-down of approximately $1.6 million on an investment it considered to be permanently impaired. This amount is included in the investment losses for the quarter ended April 4, 1999. The Company subsequently sold this security.

3.   Extraordinary Item

     As of April 2, 2000, the Company's Board of Directors had authorized the Company to purchase up to 500,000, or approximately 7.4% of the 3,400,000 shares, of the Glacier Water Trust Preferred Securities (AMEX: HOO_pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, in the open market as part of the Company's stock repurchase plan. During the quarter ended April 2, 2000, the Company repurchased 126,700 shares of the Trust Preferred Securities at an average price of $15.34 per share. This resulted in a net extraordinary gain of $1,073,000, which was the result of a gain of $1,224,000, less the write-off of $151,000 of related deferred debt costs.

     Through April 2, 2000, the Company has repurchased 468,800 shares of the Trust Preferred Securities at an average price of $15.94. On April 12, 2000 the Company announced that the Company's Board of Directors authorized an increase in the maximum number of Trust Preferred Securities authorized to be repurchased in the open market as part of the Company's stock repurchase plan from 500,000 shares to 750,000 shares.

Statements in this report that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements with respect to the financial condition and results of operations of the Company involve risks and uncertainties including, but not limited to, trade relations, dependence on certain locations and competition. Further information on potential factors which could affect the financial condition and results of operations of the Company is included in the filings of the Company with the Securities and Exchange Commission, including, but not limited to, the Company's Registration Statement on Form S-2, as amended, (File No. 333-40335) and its Annual Report on Form 10-K for the year ended January 2, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Overview
--------

     During the first quarter of 2000, the Company installed 66 outside machines and 163 in-store machines to finish the quarter with 14,045 machines in operation compared with 12,775 machines in operation at April 4, 1999. As of April 2, 2000, there were 11,811 outside machines and 2,234 in-store machines in operation in 36 states and Mexico.

Revenues
--------

     For the quarter ended April 2, 2000, revenues increased $162,000 or 1.3% to $12,785,000 from $12,623,000 for the first quarter a year ago. The increase in revenues for the quarter ended April 2, 2000 was due to having a greater number of in-store machines in operation offset by having fewer outside machines in operation compared to the prior year. The Company believes that revenues for the quarter were negatively impacted by the Y2K purchases of bottled water by consumers in December. Because consumers experienced no problems associated with Y2K, these purchases were consumed in January and February, thus resulting in an overall lower demand during the first quarter.

Costs and Expenses
------------------

     Operating expenses for the quarter ended April 2, 2000 increased $351,000 to $8,587,000, or 67.2% of revenues, compared to $8,236,000, or 65.2% of revenues in the same period last year. The increase in total operating expenses was the result of lower commissions which were offset by higher servicing costs, resulting from the Company's expansion into new markets where significant operating efficiencies have not yet be achieved.

     Selling, general and administrative ("SG&A") expenses for the quarter ended April 2, 2000 decreased $191,000 to $1,998,000, or 15.6% of revenues, compared to $2,189,000, or 17.3% of revenues in the same period last year. This decrease in total SG&A expenses for the quarter ended April 2, 2000 was primarily due to a decrease in legal expenses incurred in connection with the alleged patent infringement and antitrust claims made against the Company by a competitor that have since been dismissed.

     Depreciation and amortization expense was $3,033,000 for the quarter ended April 2, 2000 compared to $2,599,000 in the same period last year. The increase in total dollars was primarily due to the addition of new in-store machines installed since last year.

     Interest expense decreased to $1,783,000, for the quarter ended April 2, 2000, compared to $1,980,000 in the same period last year as a result of lower debt levels during the later period. The Company had $240,000 of investment income in the quarter ended April 2, 2000 compared to investment loss of $1,503,000 in the same period last year. This decrease in expense was a result of a write-down of $1.6 million in the first quarter last year on a debt security deemed to be permanently impaired.

     For the quarter ended April 2, 2000, the Company reported a net extraordinary gain of $1,073,000 resulting from the early retirement of debt. During the quarter ended April 2, 2000, the Company repurchased 126,700 shares of the Trust Preferred Securities at an average price of $15.34 per share. This resulted in a net extraordinary gain of $1,073,000, which was the result of a gain of $1,224,000, less the write-off of $151,000 of related deferred debt costs.

     As a result of the foregoing, the Company's incurred a loss before extraordinary gain on the early extinguishments of debt of $2,376,000, or $0.84 per basic and diluted share for the quarter ended April 2, 2000 compared to a loss of $2,592,000, or $0.87 per basic and diluted share for the quarter ended April 4, 1999. After giving effect to the extraordinary gain, the net loss was $1,303,000, or $.46 per basic and diluted share for the quarter ended April 2, 2000, compared with net loss of $2,592,000, or $.87 per share for the quarter ended April 4, 1999.

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of liquidity and capital resources were cash and investments, cash flows from operations and funds available under the Company's Credit Facility. On January 27, 1999, the Company entered into a credit facility with Tokai Bank of California which provides for borrowings of up to $8.0 million. The credit facility which has a current maturity date of July 1, 2000, requires quarterly interest payments at the Bank's prime rate (9.0% per annum at April 2, 2000) or LIBOR plus 1.60% (7.63% per annum at April 2, 2000). As of April 2, 2000, the Company had approximately $0.9 million of funds available under the credit facility.

     At April 2, 2000, the Company had cash and cash equivalents and marketable securities of $10.8 million, and working capital of $4.5 million. Net cash used in operating activities was $1.7 million; net cash used in investing activities was $2.5 million; and net cash provided by financing activities was $1.9 million for the three-month period ended April 2, 2000. The Company's stockholders' equity as of April 2, 2000 was $2,890,000, which amount is below the American Stock Exchange's minimum stockholders' equity requirement of $4.0 million.

     The Company believes that its cash and investments on hand, cash flow from operations and availability under its Credit Facility, will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending machines, as well as distributions related to the Trust Preferred Securities, for at least the next twelve months.

     Through April 2, 2000, the Company had repurchased 468,800 shares of the Trust Preferred Securities at an average price of $15.94. On April 12, 2000, the Company announced that the Company's Board of Directors authorized an increase in the maximum number of Trust Preferred

Securities authorized to be repurchased in the open market as part of the Company's stock repurchase plan from 500,000 shares to 750,000 shares.


        ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposures are interest rate risk and equity price risk. At April 2, 2000, the Company held a portfolio of marketable securities with an estimated fair value equal to $8,848,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $5,785,000, including $299,000 in convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $3,062,000, including $2,169,000 in convertible preferred securities. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

     The Company's investment portfolio is managed by Kayne Anderson Investment Management, a related party, primarily in fixed rate corporate bonds and mortgage backed securities.

  The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company's convertible investments:




                                                                 Cash Flow (in thousands)
             ----------------------------------------------------------------------------------------------------------

                              2000         2001           2002          2003          2004    Thereafter       Total
                             -----        -----          -----         -----         -----    -----------    ----------
Convertible Debt
    Principal                $   0        $ 180          $   0         $   0         $   0           $  0          $180
    Interest                    10            1              0             0             0              0            11
    Weighted average
       Interest rate          7.5 %         7.5%             0%            0%            0%             0%
Convertible
 Preferred Stock
    Principal                $   0        $   0          $   0         $   0         $   0           $  0          $  0
    Interest (3)               114          152            152           152           152             (2)           (2)
    Weighted average
       Interest rate          7.4 %         7.4%           7.4%          7.4%          7.4%           7.4%

(1) Dividends paid-in-kind have been included (based on their cash value) in the calculations for the convertible preferred stock.

(2) Beyond 2004, dividend payments on convertible preferred stock generally continue so long as the Company continues to hold the security.

(3)  Interest represents dividend payments on convertible preferred stock.

                          PART II - OTHER INFORMATION


Item 1.                   Legal Proceedings

     As of April 2, 2000, the Company was not involved in any legal proceedings that in management's determination will have a material impact on the Company, its financial position or its results of operations.



Item 6.                Exhibits and Reports on Form 8-K

        a. Exhibits
           --------

           Exhibit 27. 1  Financial Data Schedule.

        b. Reports on Form 8-K
           -------------------

           None

                                    EXHIBITS
                                    --------

        10.6 Location/Supply Agreement between Albertson's Inc. and GW Services, Inc.(i.)

        27.1  Financial Data Schedule

        _________
        (i.)  Confidential treatment has been requested.





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GLACIER WATER SERVICES, INC.


Date:  May 16, 2000           By: /s/Jerry A. Gordon
       ------------               --------------------
                                  Jerry A. Gordon
                                  President and Chief Executive Officer


Date: May 16, 2000            By: /s/W. David Walters
      ------------                --------------------
                                  W. David Walters
                                  Senior Vice President, Chief Financial Officer