Form 10-Q
period 2000-07-02
GLACIER WATER SERVICES INC
filed 2000-08-10
CIK 883505

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: July 2, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to _________________

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

                                      N/A
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 2,840,174 shares of common stock, $.01 par value, outstanding at July 28, 2000.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                         GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                       July 2,       January 2,
                                                                                         2000           2000 *
                                                                                       ------        ---------
                                    Assets                                           (unaudited)
                                    ------
Current assets:
   Cash and cash equivalents......................................................       $  1,560        $  4,205
   Investments, available for sale................................................          7,372           9,826
   Accounts receivable............................................................            825             589
   Inventories....................................................................          2,801           3,249
   Prepaid expenses and other.....................................................          1,652           1,779
                                                                                         --------        --------
      Total current assets........................................................         14,210          19,648

Property and equipment, net of accumulated depreciation...........................         55,718          58,936
Other assets......................................................................         15,267          10,825
                                                                                         --------        --------
Total assets......................................................................       $ 85,195        $ 89,409
                                                                                         ========        ========

                             Liabilities and Stockholders' Equity
                             ------------------------------------
Current liabilities:
   Accounts payable...............................................................       $    562        $  1,272
   Accrued commissions............................................................          2,562           2,238
   Accrued liabilities............................................................          1,470           1,478
   Line of credit.................................................................             13           3,300
                                                                                         --------        --------
      Total current liabilities...................................................          4,607           8,288


Line of credit....................................................................          6,560              --
Long-term debt....................................................................         71,792          76,448


Stockholders' equity:
   Preferred stock, $.01 par value; 100,000 shares authorized,
      no shares issued or outstanding.............................................             --              --
   Common stock, $.01 par value; 10,000,000 shares authorized,
      2,840,174 and 2,834,174 respectively, shares issued and outstanding.........             35              34
   Additional paid-in capital.....................................................         16,188          16,119
   Retained earnings..............................................................          2,676           4,771
   Treasury stock, at cost, 598,026 shares........................................        (14,795)        (14,795)
   Accumulated other comprehensive loss...........................................         (1,868)         (1,456)
                                                                                         --------        --------
      Total stockholders' equity..................................................          2,236           4,673
                                                                                         --------        --------
Total liabilities and stockholders' equity........................................       $ 85,195        $ 89,409
                                                                                         ========        ========

*Amounts derived from audited information


  The accompanying notes are an integral part of these consolidated financial statements.

                         GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except shares and per share data)
                                  (unaudited)



                                                                   Three Months Ended               Six Months Ended
                                                             ------------------------------  ------------------------------
                                                                 July 2,         July 4,         July 2,         July 4,
                                                                  2000            1999            2000            1999
                                                                  ----            ----            -----           ----
Revenues...................................................     $   15,939      $   14,232      $   28,724      $   26,855

Operating costs and expenses:
     Operating expenses....................................         10,349           9,306          18,936          17,541
     Selling, general and administrative expenses..........          2,282           2,567           4,279           4,756
     Depreciation and amortization.........................          3,077           2,582           6,110           5,182
                                                                ----------      ----------      ----------      ----------
          Total operating costs and expenses...............         15,708          14,455          29,325          27,479
                                                                ----------      ----------      ----------      ----------

Income (loss) from operations..............................            231            (223)           (601)           (624)

Other (income) expenses:
     Interest expense......................................          1,785           2,011           3,568           3,991
     Investment (income) loss..............................           (302)            247            (541)          1,750
                                                                ----------      ----------      ----------      ----------
Total other expenses.......................................          1,483           2,258           3,027           5,741
                                                                ----------      ----------      ----------      ----------

Loss before income taxes and extraordinary item............         (1,252)         (2,481)         (3,628)         (6,365)

Income tax benefit.........................................             --            (768)             --          (2,059)
                                                                ----------      ----------      ----------      ----------

Loss before extraordinary gain.............................         (1,252)         (1,713)         (3,628)         (4,306)

Extraordinary gain on early retirement of debt, net of tax.            460              --           1,533              --
                                                                ----------      ----------      ----------      ----------

Net loss...................................................     $     (792)     $   (1,713)     $   (2,095)     $   (4,306)
                                                                ==========      ==========      ==========      ==========

Basic and diluted loss per share:
Loss before extraordinary item.............................     $    (0.44)         $(0.61)     $    (1.28)         $(1.50)
Extraordinary gain.........................................            .16              --             .54              --
                                                                ----------      ----------      ----------      ----------
Net loss...................................................     $    (0.28)         $(0.61)     $    (0.74)         $(1.50)
                                                                ==========      ==========      ==========      ==========

Shares used in calculation.................................      2,843,965       2,827,301       2,834,570       2,866,820



  The accompanying notes are an integral part of these consolidated financial statements.

                         Glacier Water Services, Inc.
            Consolidated Statements of Comprehensive Income (Loss)
                                (in thousands)

                                                                      Three Months Ended          Six Months Ended
                                                                      ------------------          ----------------
                                                                      July 2,     July 4,         July 2,   July 4,
                                                                        2000        1999            2000      1999
                                                                        ----        ----            ----      ----
   Net loss                                                           $ (792)    $(1,713)        $(2,095)  $(4,306)
                                                                      ------     -------         -------   -------
Unrealized (loss) on securities:
    Unrealized holding gain (loss) arising during the period              89         869            (382)      480
    Less: reclassification adjustment for losses (gains)
     included in net gain (loss)                                          21        (716)             30    (2,702)
                                                                      ------     -------         -------   -------
Net unrealized gain (loss)                                                68       1,585            (412)    3,182
                                                                      ------     -------         -------   -------
Comprehensive loss                                                    $ (724)    $  (128)        $(2,507)  $(1,124)
                                                                      ======     =======         =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                               Six Months Ended
                                                                               ----------------
                                                                               July 2,     July 4,
                                                                                2000        1999
                                                                                ----        ----
Cash flow from operating activities:
   Net loss                                                                   $ (2,095)   $  (4,306)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                             6,110        5,182
       Loss on disposal of assets                                                   10           --
       Extraordinary gain on early retirement of debt                           (1,533)          --
       Realized (gain) loss on sales of investments                                (30)       2,702
   Change in operating assets and liabilities:
       Accounts receivable                                                        (236)         164
       Inventories                                                                 448         (225)
       Prepaid expenses and other                                                  127         (403)
       Payments for prepaid marketing incentives                                (2,289)      (4,325)
       Deferred income taxes                                                        --       (2,060)
       Other assets                                                                111          664
       Accounts payable, accrued liabilities and accrued commissions              (394)         458
                                                                              --------    ---------
                    Total adjustments                                            2,324        2,157
                                                                              --------    ---------
                    Net cash provided by (used in) operating activities            229       (2,149)
                                                                              --------    ---------

Cash flows from investing activities:
   Net investment in vending equipment                                          (4,965)      (6,196)
   Purchase of property and equipment                                             (364)        (158)
   Purchase of investments                                                        (799)     (15,574)
   Proceeds from sale and maturities of investments                              2,812       23,692
                                                                              --------    ---------
                    Net cash (used in) provided by investing activities         (3,316)       1,764
                                                                              --------    ---------

Cash flows from financing activities:
   Early retirement of debt                                                     (2,900)          --
   Proceeds from borrowings on line of credit                                   10,976       11,065
   Principal payments on line of credit                                         (7,703)      (6,440)
   Proceeds from issuance of stock                                                  69           --
   Purchase of treasury stock                                                       --       (3,246)
                                                                              --------    ---------
                     Net cash provided by financing activities                     442        1,379
                                                                              --------    ---------
Net increase (decrease) in cash and cash equivalents                            (2,645)         994
Cash and cash equivalents, beginning of period                                   4,205          109
                                                                              --------    ---------
Cash and cash equivalents, end of period                                      $  1,560    $   1,103
                                                                              ========    =========

                            See accompanying notes

                         GLACIER WATER SERVICES, INC.
               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                (in thousands)
                                  (unaudited)

                                                                               Six Months Ended
                                                                               ----------------
                                                                               July 2,     July 4,
                                                                                2000        1999
                                                                                ----        ----
Cash paid for interest................................................        $  3,384    $  3,955
                                                                              ========    ========

Cash paid for income taxes............................................        $     --    $      5
                                                                              ========    ========

                            See accompanying notes

                         GLACIER WATER SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 2, 2000
                                  (unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three- and six-month periods ended July 2, 2000 and July 4, 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and six-month period ended July 2, 2000 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

   Reclassification

     Certain prior year amounts have been reclassified to conform to the current presentation.

2. Investments

     Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At July 2, 2000 and January 2, 2000, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, write-downs associated with investments deemed to be permanently impaired, interest income, and dividends are included as investment income or loss in the accompanying statements of operations. Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management's determination that an investment impairment is considered to be other than temporary. As of July 2, 2000, management believes its unrealized losses aggregating $2,257,000 to be temporary in nature. The cost of securities sold is based on the specific identification method.

At July 2, 2000, short-term investments consisted of the following (in thousands):

                                                 Gross       Gross       Estimated
                                               Unrealized  Unrealized       Fair
                                      Cost       Gains      Losses         Value
                                      ----       -----      ------         -----
     Corporate securities            $ 5,992    $  117     $ (2,250)     $ 3,859
     Mortgage backed securities          650        66           --          716
                                     -------    ------     --------      -------
     Total debt securities             6,642       183       (2,250)       4,575
     Equity securities                 2,598       206           (7)       2,797
                                     -------    ------     --------      -------
     Total marketable securities     $ 9,240    $  389     $ (2,257)     $ 7,372
                                     =======    ======     ========      =======

     The Company's primary market risk exposures are interest rate risk and equity price risk. At July 2, 2000, the Company held a portfolio of marketable securities with an estimated fair value equal to $7,372,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $4,575,000, which included no convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $2,797,000, including $1,795,000 in convertible preferred securities. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

     Proceeds from sales or maturities of marketable securities for the three- and six-month periods ended July 2, 2000 were $1,527,000 and $2,812,000, respectively. Gross realized gains on such sales or maturities for the three- and six-month periods were $57,000 and $91,000, respectively. Gross realized losses for the three- and six-month periods were $36,000 and $61,000, respectively. Corporate securities have maturity dates from January 2001 to February 2009. Corporate debt securities have maturity dates from February 2001 to May 2008. Mortgage backed securities have maturity dates of December 2021. The Company's investment portfolio is managed by Kayne Anderson Investment Management, a related party.

     At January 2, 2000, investments available for sale consisted of the following (in thousands):

                                                           Gross        Gross       Estimated
                                              Amortized  Unrealized   Unrealized       Fair
                                                Cost        Gains      Losses         Value
                                                ----        -----      ------         -----
     Corporate securities                      $ 7,196    $   117     $   (1,336)   $  5,977
     Convertible securities                        318         --            (11)        307
     Mortgage backed securities                    721         56             --         777
                                               -------    -------     ----------    --------
        Total debt securities                    8,235        173         (1,347)      7,061
     Equity securities                           3,047        248           (530)      2,765
                                               -------    -------     ----------    --------
     Total investments available for sale      $11,282    $   421     $   (1,877)   $  9,826
                                               =======    =======     ==========    ========

During the quarters ended April 4, 1999 and July 4, 1999, the Company recognized a write-down of approximately $1.6 million and $0.5 million, respectively, on investments it considered to be permanently impaired. The Company subsequently sold these securities.

3. Extraordinary Item

     As of July 2, 2000, the Company's Board of Directors had authorized the Company to purchase up to 750,000, or approximately 22% of the 3,400,000 shares, of the Glacier Water Trust Preferred Securities (AMES: HOO_pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, in the open market as part of the Company's stock repurchase plan. During the quarter ended July 2, 2000, the Company repurchased 59,500 shares of the Trust Preferred Securities at an average price of $16.07 per share. This resulted in a net extraordinary gain of $460,000, which was the result of a gain of $531,000, less the write-off of $71,000 of related deferred debt costs. For the six-month period ended July 2, 2000, the Company repurchased 186,200 shares at an average price of $15.57, which resulted in a net extraordinary gain of $1,533,000. The net extraordinary gain of $1,533,000 was the result of a gain of $1,755,000 less the write-off of $222,000 of related deferred debt costs.

4. New Credit Facility

     On June 23, 2000, the Company entered into a new $10.0 million credit facility with Tokai Bank of California with a maturity date of November 1, 2001. The credit facility requires quarterly interest payments at the Bank's prime rate (9.5% per annum at June 23, 2000) or LIBOR plus 1.90% (8.62% per annum at June 23, 2000). As of July 2, 2000, the Company had approximately $3.5 million of funds available under the agreement.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Overview
--------

     As of July 2, 2000, the Company operated 13,817 machines in the United States and Mexico compared to 13,129 machines in service last year. As of July 2, 2000, the Company had 11,510 outside machines and 2,307 in-store machines compared to 11,764 outside machines and 1,441 in-store machines in service at the same time last year.

Revenues
--------

     For the quarter ended July 2, 2000, revenues increased $1,707,000 or 12.0% to $15,939,000 from $14,232,000 for the second quarter a year ago. For the six-month period ended July 2, 2000, revenues increased $1,869,000 or 7.0% to $28,724,000 from $26,855,000 for the same period in the prior year. The increase in revenues for the quarter and the six-month period ended July 2, 2000 was due to the increase in the average number of machines in operation during the six-month period and the increase in the average revenue per machine compared to the same period last year.

Costs and Expenses
------------------

     Operating expenses for the quarter ended July 2, 2000 increased $1,043,000 to $10,349,000, or 64.9% of revenues, compared to $9,306,000, or 65.4% of revenues in the same period last year. Operating expenses for the six-month period ended July 2, 2000 increased to $18,936,000, or 65.9% of revenues, compared to $17,541,000, or 65.3% of revenues in the same period last year. The increase in total operating expenses for the quarter and the six-month period ended July 2, 2000 was the result of increased commissions due to higher revenues and increased servicing costs resulting from the Company's expansion into new market areas since last year.

     Selling, general and administrative ("SG&A") expenses for the quarter ended July 2, 2000 decreased $285,000 to $2,282,000, or 14.3% of revenues, compared to $2,567,000, or 18.0% of revenues in the same period last year. SG&A expenses for the six-month period decreased $477,000 to $4,279,000, or 14.9% of revenues, compared to $4,756,000, or 17.7% of revenues in the same period last year. The decrease in total SG&A expenses for both the quarter and six-month period ended July 2, 2000 was primarily due to a decrease in legal expenses incurred in connection with the alleged patent infringement and anti-trust claims made against the Company by a competitor that have since been dismissed.

     Depreciation and amortization expense was $3,077,000 for the quarter ended July 2, 2000, compared to $2,582,000 in the same period last year. Depreciation and amortization expense was $6,110,000 for the six-month period ended July 2, 2000, compared to $5,182,000 for the same period last year. The increase in total depreciation and amortization expense was due to the increased number of machines placed in service since last year.

     Interest expense decreased to $1,785,000, for the quarter ended July 2, 2000, compared to $2,011,000 in the same period last year. Interest expense for the six-month period ended July 2, 2000 decreased to $3,568,000, compared to $3,991,000 in the same period last year. The decrease in interest expense for both the quarter and the six-month period was the result of lower debt levels this year compared to last year. The lower debt levels were associated by the Company's repurchase of the Trust Preferred Securities. The Company had $302,000 of investment income in the quarter ended July 2, 2000 compared to investment losses of $247,000 for the same quarter last year. The Company had $541,000 of investment income in the six-month period ended July 2, 2000 compared to $1,750,000 of investment losses in the same period last year. The losses last year were associated with the write-down of $2.1 million for investments of the Company deemed to be permanently impaired.

     For the quarter ended July 2, 2000, the Company reported a net extraordinary gain of $460,000 resulting from the early retirement of debt. During the quarter ended July 2, 2000, the Company repurchased 59,500 shares of the Trust Preferred Securities at an average price of $16.07 per share. The net extraordinary gain of $460,000 was the result of a gain of $531,000 less the write-off of $71,000 of related deferred debt costs. For the six-month period ended July 2, 2000, the Company repurchased 186,200 shares at an average price of 15.57, which resulted in a net extraordinary gain of $1,533,000. The net extraordinary gain of $1,533,000 was the result of a gain of $1,755,000 less the write-off of $222,000 of related deferred debt costs.

     As a result of the foregoing, the Company incurred a loss before extraordinary gain on the early retirement of debt of $1,252,000, or $.44 per basic and diluted share for the quarter ended July 2, 2000 compared to a loss of $1,713,000, or $0.61 per basic and diluted share for the quarter ended July 4, 1999. After giving effect to the extraordinary gain, the net loss was $792,000, or $0.28 per basic and diluted share for the quarter ended July 2, 2000, compared with a loss of $1,713,000, or $0.61 per share for the same quarter last year.

     For the six-months ended July 2, 2000, the Company incurred a loss before extraordinary gain on the early retirement of debt of $3,628,000, or $1.28 per basic and diluted share compared to a loss before extraordinary gain of $4,306,000, or $1.50 per basic and diluted share for the same period last year. After giving effect to the extraordinary gain, the net loss for the six-month period was $2,095,000, or $0.74 per basic and diluted share compared to a net loss of $4,306,000, or $1.50 per share for the same six-month period last year.

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of liquidity and capital resources were cash and investments, cash flows from operations and funds available under the Company's Credit Facility. On June 23, 2000, the Company entered into a new credit facility with Tokai Bank of California which provides for borrowings of up to $10.0 million. The credit facility which has a current maturity date of November 1, 2001 requires quarterly interest payments at the Bank's prime rate (9.5% per annum at June 23, 2000) or LIBOR plus 1.90% (8.62% per annum at July 2, 2000). The new credit facility requires the Company to maintain certain financial covenants throughout the term of the facility. As of July 2, 2000, the Company had approximately $3.5 million of funds available under the credit facility.

     At July 2, 2000, the Company had cash and cash equivalents and marketable securities of $8.9 million and working capital of $9.6 million. Net cash provided by operating activities was $0.2 million; net cash used in investing activities was $3.3 million; and net cash provided by financing activities was $0.4 million for the six-month period ended July 2, 2000. The Company's stockholders' equity as of July 2, 2000 was $2,236,000, which amount is below the American Stock Exchange's minimum stockholders' equity requirement of $4.0 million.

     The Company believes that its cash and investments on hand, cash flow from operations and availability under its Credit Facility, will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending machines, as well as distributions related to the Trust Preferred Securities, for at least the next twelve months.

     Through July 2, 2000, the Company had repurchased 528,000 shares of Trust Preferred Securities at an average price of $15.95. On April 12, 2000, the Company announced that the Company's Board of Directors authorized an increase in the maximum number of Trust Preferred

Securities authorized to be repurchased in the open market as part of the Company's stock repurchase plan from 500,000 shares to 750,000 shares.

ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposures are interest rate risk and equity price risk. At July 2, 2000, the Company held a portfolio of marketable securities with an estimated fair value equal to $7,372,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $4,575,000, which included no convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $2,797,000, including $1,795,000 in convertible preferred securities. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

     The Company's investment portfolio is managed by Kayne Anderson Investment Management, a related party, primarily in fixed rate corporate bonds and mortgage backed securities.

  The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company's convertible investments:

                                                           Cash Flow (in thousands)
                           -----------------------------------------------------------------------------------------

                             2000         2001          2002         2003         2004   Thereafter      Total
                             ----         ----          ----         ----         ----   ----------      -----
Security
--------

Convertible Preferred
 Stock
    Principal               $   0        $   0         $   0        $   0        $   0          $  0          $ 0
    Interest/(1)/              76          152           152          152          152           /(2)/        /(2)/
    Weighted average
       Interest rate          9.5%         9.5%          9.5%         9.5%         9.5%          9.5%

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


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits
          --------

          Exhibits 10.7 Credit Facility dated June 23, 2000 with Tokai Bank of California

          Exhibit 27.1 Financial Data Schedule.

     b.   Reports on Form 8-K
          -------------------

          None

                                   EXHIBITS
                                   --------

     10.7   Credit Facility dated June 23, 2000 with Tokai Bank of California

     27.1   Financial Data Schedule



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GLACIER WATER SERVICES, INC.


Date:  August 8, 2000          By: /s/ Jerry A. Gordon
                                   -------------------
                                   Jerry A. Gordon
                                   President and Chief Executive Officer



Date:  August 8, 2000          By: /s/ W. David Walters
                                   --------------------
                                   W. David Walters
                                   Senior Vice President and
                                   Chief Financial Officer