Form 10-Q
period 2000-10-01
GLACIER WATER SERVICES INC
filed 2000-11-07
CIK 883505

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: October 1, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to _________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 2,840,174 shares of common stock, $.01 par value, outstanding at October 29, 2000.

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                         GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                        October 1,      January 2,
                                                                                           2000            2000 *
                                                                                           ----            ------
                                          Assets                                       (unaudited)
                                          -----
Current assets:
   Cash and cash equivalents......................................................       $  1,836        $  4,205
   Investments, available-for-sale................................................          7,466           9,826
   Accounts receivable............................................................            786             589
   Inventories....................................................................          2,677           3,249
   Prepaid expenses and other.....................................................          1,519           1,779
                                                                                         --------        --------
      Total current assets........................................................         14,284          19,648

Property and equipment, net of accumulated depreciation...........................         57,192          58,936
Other assets......................................................................         10,961          10,825
                                                                                         --------        --------
Total assets......................................................................       $ 82,437        $ 89,409
                                                                                         ========        ========

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------
Current liabilities:
   Accounts payable...............................................................       $    853        $  1,272
   Accrued commissions............................................................          2,576           2,238
   Accrued liabilities............................................................          1,749           1,478
   Line of credit.................................................................              6           3,300
                                                                                         --------        --------
      Total current liabilities...................................................          5,184           8,288


Line of credit....................................................................          6,090              --
Long-term debt....................................................................         70,510          76,448


Stockholders' equity:
   Preferred stock, $.01 par value; 100,000 shares authorized,
      no shares issued or outstanding.............................................             --              --
   Common stock, $.01 par value; 10,000,000 shares authorized,
      2,840,174 and 2,834,174 respectively, shares issued and outstanding.........             35              34
   Additional paid-in capital.....................................................         16,188          16,119
   Retained earnings..............................................................          1,094           4,771
   Treasury stock, at cost, 598,026 shares........................................        (14,795)        (14,795)
   Accumulated other comprehensive loss...........................................         (1,869)         (1,456)
                                                                                         --------        --------
      Total stockholders' equity..................................................            653           4,673
                                                                                         --------        --------
Total liabilities and stockholders' equity........................................       $ 82,437        $ 89,409
                                                                                         ========        ========

*Amounts derived from audited information


  The accompanying notes are an integral part of these consolidated financial statements.

                         GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except shares and per share data)
                                  (unaudited)

                                                                   Three Months Ended            Nine Months Ended
                                                                   ------------------            -----------------
                                                               October 1,      October 3,     October 1,     October 3,
                                                                   2000           1999           2000          1999
                                                                   ----           ----           ----          ----
Revenues...................................................    $   17,214     $   15,706     $   45,938     $   42,561

Operating costs and expenses:
     Operating expenses....................................        10,864         10,045         29,800         27,586
     Selling, general and administrative expenses..........         2,367          2,073          6,646          6,829
     Depreciation and amortization.........................         3,068          2,685          9,179          7,867
     Non-recurring and other charges                                1,400             --          1,400             --
                                                               ----------     ----------     ----------     ----------
          Total operating costs and expenses...............        17,699         14,803         47,025         42,282
                                                               ----------     ----------     ----------     ----------

Income (loss) from operations..............................          (485)           903         (1,087)          (279)

Other (income) expenses:
     Interest expense......................................         1,759          1,999          5,326          6,016
     Investment (income) loss..............................          (344)          (324)          (885)         1,401
                                                               ----------     ----------     ----------     ----------
Total other expenses.......................................         1,415          1,675          4,441          7,417
                                                               ----------     ----------     ----------     ----------

Loss before income taxes and extraordinary item............        (1,900)          (772)        (5,528)        (7,138)

Income tax benefit.........................................            --             --             --         (2,060)
                                                               ----------     ----------     ----------     ----------

Loss before extraordinary gain.............................        (1,900)          (772)        (5,528)        (5,078)

Extraordinary gain on early retirement of debt.............           318            336          1,851            336
                                                               ----------     ----------     ----------     ----------

Net loss...................................................    $   (1,582)    $     (436)    $   (3,677)    $   (4,742)
                                                               ==========     ==========     ==========     ==========

Basic and diluted loss per share:
     Loss before extraordinary item........................    $    (0.67)    $    (0.27)    $    (1.95)    $    (1.78)
     Extraordinary gain....................................           .11            .12            .65            .12
                                                               ----------     ----------     ----------     ----------
     Net loss..............................................    $    (0.56)    $    (0.15)    $    (1.30)    $    (1.66)
                                                               ==========     ==========     ==========     ==========

Shares used in calculation.................................     2,840,174      2,833,000      2,836,438      2,855,580

  The accompanying notes are an integral part of these consolidated financial statements.

                         Glacier Water Services, Inc.
                 Consolidated Statements of Comprehensive Loss
                                (in thousands)

                                                                     Three Months Ended               Nine Months Ended
                                                                     ------------------               -----------------
                                                                    October 1,      October 3,       October 1,     October 3,
                                                                       2000           1999             2000           1999
                                                                       ----           ----             ----           ----
   Net loss                                                           $(1,582)         $(436)       $(3,677)       $(4,742)
                                                                      -------        -------        -------         ------
Unrealized  (loss) on securities:
    Unrealized holding gain (loss) arising during the period              (31)          (429)          (474)         5,455
    Less: reclassification adjustment for losses (gains)
     included in net gain (loss)                                          (30)          (225)           (61)         2,477
                                                                      -------        -------        -------         ------
Net unrealized gain (loss)                                                 (1)          (204)          (413)         2,978
                                                                      -------          -----        -------        -------
Comprehensive loss                                                    $(1,583)         $(640)       $(4,090)       $(1,764)
                                                                      =======          =====        =======        =======


  The accompanying notes are an integral part of these consolidated financial statements.

                         GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                              Nine Months Ended
                                                                              -----------------
                                                                             October 1,     October 3,
                                                                                2000           1999
                                                                             --------       --------
Cash flow from operating activities:
   Net loss                                                                  $ (3,677)      $ (4,742)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                            9,179          7,867
       Loss on disposal of assets                                                 831             --
       Extraordinary gain on early retirement of debt                          (1,851)          (336)
       Realized (gain) loss on sales of investments                               (61)         2,477
   Change in operating assets and liabilities:
       Accounts receivable                                                       (197)            49
       Inventories                                                                572           (263)
       Prepaid expenses and other                                                 260              5
       Payments for prepaid marketing incentives                               (2,749)        (4,319)
       Deferred income taxes                                                       --         (2,060)
       Other assets                                                                94            (13)
       Accounts payable, accrued liabilities and accrued commissions              190            521
                                                                             --------       --------
                    Total adjustments                                           6,268          3,928
                                                                             --------       --------
                    Net cash provided by (used in) operating activities         2,591           (814)
                                                                             --------       --------

Cash flows from investing activities:
   Net investment in vending equipment                                         (5,520)        (9,071)
   Purchase of property and equipment                                            (448)          (316)
   Purchase of investments                                                       (931)       (20,515)
   Proceeds from sale and maturities of investments                             2,878         31,914
                                                                             --------       --------
                    Net cash (used in) provided by investing activities        (4,021)         2,012
                                                                             --------       --------

Cash flows from financing activities:
   Early retirement of debt                                                    (3,804)        (1,112)
   Proceeds from borrowings on line of credit                                  14,606         14,880
   Principal payments on line of credit                                       (11,810)       (11,790)
   Proceeds from issuance of stock                                                 69            156
   Purchase of treasury stock                                                      --         (3,246)
                                                                             --------       --------
                     Net cash used in financing activities                       (939)        (1,112)
                                                                             --------       --------
Net (decrease) increase in cash and cash equivalents                           (2,369)            86
Cash and cash equivalents, beginning of period                                  4,205            109
                                                                             --------       --------
Cash and cash equivalents, end of period                                     $  1,836       $    195
                                                                             ========       ========


  The accompanying notes are an integral part of these consolidated financial statements.

                         GLACIER WATER SERVICES, INC.
               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                (in thousands)
                                  (unaudited)


                                                          Nine Months Ended
                                                          -----------------
                                                        October 1,  October 3,
                                                           2000        1999
                                                           ----        ----

       Cash paid for interest...........................  $5,222       $5,879
                                                          ======       ======

       Cash paid for income taxes.......................  $    5       $    5
                                                          ======       ======


  The accompanying notes are an integral part of these consolidated financial statements.

                         GLACIER WATER SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 1, 2000
                                  (unaudited)


1.   Summary of Significant Accounting Policies

          Basis of Presentation

          In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three- and nine-month periods ended October 1, 2000 and October 3, 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and nine-month periods ended October 1, 2000 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

     Reclassification

          Certain prior year amounts have been reclassified to conform to the current presentation.

2.   Investments

          Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At October 1, 2000 and January 2, 2000, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, write-downs associated with investments deemed to be permanently impaired, interest income, and dividends are included as investment income or loss in the accompanying statements of operations. Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management's determination that an investment impairment is considered to be other than temporary. Included in the available-for-sale investments are corporate securities for Grove Worldwide and Globalstar Capital Corporation. Both of these companies appear to be having financial difficulties. The Company will monitor these investments closely and may incur a charge in the near term should it be determined that the decline in value of these securities is considered to be other than temporary. As of October 1, 2000, management believes its unrealized losses aggregating $2,477,000 to be temporary in nature. The cost of securities sold is based on the specific identification method.

At October 1, 2000, short-term investments consisted of the following (in thousands):


                                                    Gross           Gross          Estimated
                                                 Unrealized      Unrealized          Fair
                                       Cost         Gains           Losses           Value
                                       ----         -----           ------           -----
     Corporate securities              $6,123          $117        $(2,477)         $3,763
     Mortgage backed securities           615            44             --             659
                                       ------          ----        -------          ------
     Total debt securities              6,738           161         (2,477)          4,422
     Equity securities                  2,597           447             --           3,044
                                       ------          ----        -------          ------
     Total marketable securities       $9,335          $608        $(2,477)         $7,466
                                       ======          ====        =======          ======

     The Company's primary market risk exposures are interest rate risk and equity price risk. At October 1, 2000, the Company held a portfolio of marketable securities with an estimated fair value equal to $7,466,000. Of that amount, the estimated fair value of the Company's total debt investments available- for-sale was $4,422,000, which included no convertible debt securities, and the estimated fair value of the Company's total equity securities available-for-sale was $3,044,000, including $2,011,000 in convertible preferred securities. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

     Proceeds from sales or maturities of marketable securities for the three- and nine-month periods ended October 1, 2000 were $66,000 and $2,878,000, respectively. Gross realized gains on such sales or maturities for the three-and nine-month periods were $30,000 and $122,000, respectively. The Company had no gross realized losses for the three-month period ended October 1, 2000 and had gross realized losses of $61,000 for the nine-month period ended October 1, 2000. Corporate securities have maturity dates from February 2001 to July 2012. Corporate debt securities have maturity dates from February 2001 to May 2008. Mortgage backed securities have maturity dates of December 2021. The Company's investment portfolio is managed by Kayne Anderson Investment Management, a related party.

     At January 2, 2000, investments available-for-sale consisted of the following (in thousands):

                                                    Gross         Gross         Estimated
                                   Amortized     Unrealized     Unrealized         Fair
                                     Cost           Gains         Losses           Value
                                     ----           -----         ------           -----
     Corporate securities             $ 7,196          $117        $(1,336)        $5,977
     Convertible securities               318            --            (11)           307
     Mortgage backed securities           721            56             --            777
                                      -------          ----        -------         ------
        Total debt securities           8,235           173         (1,347)         7,061
     Equity securities                  3,047           248           (530)         2,765
                                      -------          ----        -------         ------
     Total investments available
        for sale                      $11,282          $421        $(1,877)        $9,826
                                      =======          ====        =======         ======

During the quarters ended April 4, 1999 and July 4, 1999, the Company recognized a write-down of approximately $1.6 million and $0.5 million, respectively, on investments it considered to be permanently impaired. The Company subsequently sold these securities.

3. Non-Recurring Charges

     On August 28, 2000, the Company announced the decision by the Board of Directors of Glacier Water Services, Inc. to close its operation in Mexico. During the quarter ended October 1, 2000, the Company incurred a non-recurring charge of $1,400,000 for certain costs associated with the closure of its Mexico operation of which approximately $376,000 has been accrued as exit costs. The non-recurring charge primarily consisted of a write-down of leasehold improvements, loss on disposal of assets, severance and other costs related to the discontinuation of the operation in Mexico. Substantially all of the vending machines in Mexico were returned to the United States for future deployment. For the nine-months ended October 1, 2000 the Mexico operation had revenues of $326,000 and an operating loss before the non-recurring charge of $824,000 compared to revenues of $131,000 and an operating loss of $518,000 for the nine-months ended October 3, 1999 in the prior year.

4. Extraordinary Item

     As of October 1, 2000, the Company's Board of Directors had authorized the Company to purchase up to 750,000, or approximately 22% of the 3,400,000 shares, of the Glacier Water Trust Preferred Securities (AMES: HOO_pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, in the open market as part of the Company's stock repurchase plan. During the quarter ended October 1, 2000, the Company repurchased 51,300 shares of the Trust Preferred Securities at an average price of $17.61 per share. This resulted in a net extraordinary gain of $318,000, which was the result of a gain of $379,000, less the write-off of $61,000 of related deferred debt costs. For the nine-month period ended October 1, 2000, the Company repurchased 238,200 shares at an average price of $16.01, which resulted in a net extraordinary gain of $1,851,000. The net extraordinary gain of $1,851,000 was the result of a gain of $2,134,000 less the write-off of $283,000 of related deferred debt costs.

5. Credit Facility

     On June 23, 2000, the Company entered into a $10.0 million credit facility with Tokai Bank of California with a maturity date of November 1, 2001. The credit facility requires quarterly interest payments at the Bank's prime rate (9.5% per annum at October 1, 2000) or LIBOR plus 1.90% (8.6% per annum at October 1, 2000). As of October 1, 2000, the Company had approximately $3.9 million of funds available under the agreement.

6. Subsequent Events

     On October 24, 2000, the Company announced that the Board of Directors authorized the Company to purchase up to an additional 250,000 shares of the Trust Preferred Securities (AMEX: HOO_PA) as part of the Company's stock purchase plan. With the increase, the Company is authorized to purchase up to 1,000,000 shares of the Trust Preferred Securities in open market transactions or block trades. On October 24, 2000, the Company purchased 265,000 shares of the Trust Preferred Securities in the open market at $17.00 per share.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Overview
--------

     As of October 1, 2000, the Company operated 13,454 machines compared to 13,413 machines in service last year. As of October 1, 2000, the Company had 11,208 outside machines and 2,246 in-store machines compared to 11,719 outside machines and 1,694 in-store machines in service at the same time last year.

Revenues
--------

     For the quarter ended October 1, 2000, revenues increased $1,508,000 or 9.6% to $17,214,000 from $15,706,000 for the third quarter a year ago. For the nine-month period ended October 1, 2000, revenues increased $3,377,000 or 7.9% to $45,938,000 from $42,561,000 for the same period in the prior year. The increase in revenues for the three- and the nine-month period ended October 1, 2000 was due to the increase in the average number of machines in operation and the increase in the average revenue per machine compared to the same periods last year.

Costs and Expenses
------------------

     Operating expenses for the quarter ended October 1, 2000 increased $819,000 to $10,864,000, or 63.1% of revenues, compared to $10,045,000, or 64.0% of revenues in the same period last year. Operating expenses for the nine-month period ended October 1, 2000 increased to $29,800,000, or 64.9% of revenues, compared to $27,586,000, or 64.8% of revenues in the same period last year. The increase in total operating expenses for the three- and the nine-month period ended October 1, 2000 was the result of increased commissions due to higher revenues and increased servicing costs resulting from the Company's expansion into new market areas since last year.

     Selling, general and administrative ("SG&A") expenses for the quarter ended October 1, 2000 increased $294,000 to $2,367,000, or 13.8% of revenues, compared to $2,073,000, or 13.2% of revenues in the same period last year. SG&A expenses for the nine-month period decreased $183,000 to $6,646,000, or 14.5% of revenues, compared to $6,829,000, or 16.0% of revenues in the same period last year. The increase in total SG&A for the three-month period October 1, 2000 was primarily due to an increase in SG&A expenses in connection with expansion since last year offset by a decrease in legal expenses incurred last year in connection with claims made against the Company that have since been dismissed. The decrease in total SG&A expenses for the nine-month period ended October 1, 2000 was primarily due to a decrease in legal expenses incurred last year in connection with claims made against the Company that have since been dismissed offset by an increase in SG&A expenses in connection with expansion since last year.

     Depreciation and amortization expense was $3,068,000 for the quarter ended October 1, 2000, compared to $2,685,000 in the same period last year. Depreciation and amortization expense was $9,179,000 for the nine-month period ended October 1, 2000, compared to $7,867,000 for the same period last year. The increase in total depreciation and amortization expense was due to the increased number of machines placed in service since last year.

     On August 28, 2000, the Company announced the decision by the Board of Directors of Glacier Water Services, Inc. to close its operation in Mexico. During the quarter ended October 1, 2000, the Company incurred a non-recurring charge of $1,400,000 for certain costs associated with the closure of its Mexico operation. The non-recurring charge primarily consisted of a write-down of leasehold improvements, loss on disposal of assets, severance and other costs related to the discontinuation of the operation in Mexico. For the nine-months ended October 1, 2000 the Mexico operation had revenues of $326,000 and an operating loss of $824,000 compared to revenues of $131,000 and an operating loss of $518,000 for the nine-months ended October 3, 1999 in the prior year. Substantially all of the vending machines in Mexico were returned to the United States and will be used for future deployment. (See Note 3. Non-Recurring Charges)

     Interest expense decreased to $1,759,000, for the quarter ended October 1, 2000, compared to $1,999,000 in the same period last year. Interest expense for the nine-month period ended October 1, 2000 decreased to $5,326,000, compared to $6,016,000 in the same period last year. The decrease in interest expense for both the quarter and the nine-month period was the result of lower debt levels this year compared to last year. The lower debt levels were the result of the Company's repurchase of a portion of the Trust Preferred Securities. The Company had $344,000 of investment income in the quarter ended October 1, 2000 compared to investment income of $324,000 for the same quarter last year. The Company had $885,000 of investment income in the nine-month period ended October 1, 2000 compared to $1,401,000 of investment losses in the same period last year. The losses last year were associated with the write-down of $2.1 million for investments of the Company deemed to be permanently impaired.

     For the quarter ended October 1, 2000, the Company reported a net extraordinary gain of $318,000 resulting from the early retirement of debt. During the quarter ended October 1, 2000, the Company repurchased 51,300 shares of the Trust Preferred Securities at an average price of $17.61 per share. The net extraordinary gain of $318,000 was the result of a gain of $379,000 less the write-off of $61,000 of related deferred debt costs. For the nine-month period ended October 1, 2000, the Company repurchased 238,200 shares at an average price of $16.01, which resulted in a net extraordinary gain of $1,851,000. The net extraordinary gain of $1,851,000 was the result of a gain of $2,134,000 less the write-off of $283,000 of related deferred debt costs.

     As a result of the foregoing, the Company incurred a loss before income taxes and extraordinary gain on the early retirement of debt of $1,900,000, or $0.67 per basic and diluted share for the quarter ended October 1, 2000 compared to a loss of $772,000, or $0.27 per basic and diluted share for the quarter ended October 2, 1999. After giving effect to the extraordinary gain, the net loss was $1,582,000, or $0.56 per basic and diluted share for the quarter ended October 1, 2000, compared with a loss of $436,000, or $0.15 per share for the same quarter last year.

     For the nine-months ended October 1, 2000, the Company incurred a loss before extraordinary gain on the early retirement of debt of $5,528,000, or $1.95 per basic and diluted share compared to a loss before extraordinary gain of $5,078,000, or $1.78 per basic and diluted share for the same period last year. After giving effect to the extraordinary gain, the net loss for the nine-month period was $3,677,000, or $1.30 per basic and diluted share compared to a net loss of $4,742,000, or $1.66 per share for the same nine-month period last year.

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of liquidity and capital resources were cash and investments, cash flows from operations and funds available under the Company's Credit Facility. The Company has a credit facility with Tokai Bank of California which provides for borrowings of up to $10.0 million. The credit facility which has a current maturity date of November 1, 2001 requires quarterly interest payments at the Bank's prime rate (9.5% per annum at October 1, 2000) or LIBOR plus 1.90% (8.6% per annum at October 1, 2000). The new credit facility requires the Company to maintain certain financial covenants throughout the term of the facility. As of October 1, 2000, the Company had approximately $3.9 million of funds available under the credit facility.

     At October 1, 2000, the Company had cash and cash equivalents and marketable securities of $9.3 million and working capital of $9.1 million. Net cash provided by operating activities was $2.6 million; net cash used in investing activities was $4.0 million; and net cash provided by financing activities was $0.9 million for the nine-month period ended October 1, 2000. The Company's stockholders' equity as of October 1, 2000 was $653,000, which amount is below the American Stock Exchange's minimum stockholders' equity requirement of $4.0 million.

     The Company believes that its cash and investments on hand, cash flow from operations and availability under its Credit Facility, will be sufficient to meet its anticipated operating and capital requirements as well as distributions related to the Trust Preferred Securities, for at least the next twelve months.

     Through October 1, 2000, the Company had repurchased 579,600 shares of Trust Preferred Securities at an average price of $16.10. On October 24, 2000, the Company announced that the Board of Directors increased the authorized maximum number of Trust Preferred Securities authorized to be repurchased in the open market as a part of the Company's repurchase plan from 750,000 shares to 1,000,000 shares. (See Subsequent Events)

ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposures are interest rate risk and equity price risk. At October 1, 2000, the Company held a portfolio of marketable securities with an estimated fair value equal to $7,466,000. Of that amount, the estimated fair value of the Company's total debt investments available for sale was $4,422,000, which included no convertible debt securities, and the estimated fair value of the Company's total equity securities available for sale was $3,044,000, including $2,011,000 in convertible preferred securities. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's exposure to equity price risk relates primarily to the risk that the market price of a security may fluctuate or drop over time.

     The Company's investment portfolio is managed by Kayne Anderson Investment Management, a related party, primarily in fixed rate corporate bonds and mortgage-backed securities.

  The table below presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company's convertible investments:

                           Cash Flow (in thousands)
                           ------------------------

                             2000         2001          2002         2003         2004   Thereafter      Total
                             ----         ----          ----         ----         ----   ----------      -----
Security
--------

Convertible
Preferred Stock
    Principal               $   0        $   0         $   0        $   0        $   0      $     0      $    0
    Interest/(1)/               0          152           152          152          152          /(2)/       /(2)/
    Weighted average
       Interest rate            0%         9.5%          9.5%         9.5%         9.5%

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



                                GLACIER WATER SERVICES, INC.


Date: November 6, 2000            By: /s/ Jerry A. Gordon
                                      -------------------
                                      Jerry A. Gordon
                                      President and Chief Executive Officer



Date: November 6, 2000            By: /s/ W. David Walters
                                      --------------------
                                      W. David Walters
                                      Senior Vice President and
                                      Chief Financial Officer