Form 10-K
period 2000-12-31
GLACIER WATER SERVICES INC
filed 2001-03-23
CIK 883505

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

      For the fiscal year ended: December 31, 2000

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____to_____

                        Commission file number: 1-11012

                         Glacier Water Services, Inc.
             ----------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                   33-0493559
------------------------------                 -------------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)                 Identification No.)

   2261 Cosmos Court,
         Carlsbad, CA                                   92009
---------------------------------------           --------------
(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:  (760)  930-2420
                                                    ----------------
Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K. [_]

As of March 12, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $26,077,161 (calculated at the average bid and asked prices on March 12, 2001 on the American Stock Exchange multiplied by outstanding shares held by non-affiliates). For purposes of the foregoing calculation, the registrant has excluded from the group of stockholders deemed to be non-affiliates any outstanding shares of common stock known by the registrant to be held by its officers, directors and employees.

As of March 12, 2001, the registrant had 2,834,474 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 fiscal year.

================================================================================

     This Annual Report contains "forward-looking" information, as that term is defined by the federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words such as "may", "will", "expect", "anticipate", "believe", "estimate", and similar words used in this Annual Report. The forward-looking statements in this Annual Report are intended to be subject to the safe harbor protection provided by the federal securities laws.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties (including trade relations and completion) that may cause our actual results to be materially different from any future results expressed or implied in those statements.

     Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution readers not to place undue reliance on these statements, which speak only as of the date of this Annual Report.

     The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.


                                    PART I

Item 1.  Business

Introduction
------------

     Glacier Water Services, Inc., a Delaware corporation ("Glacier" or the "Company"), is the leading provider of high quality, low priced drinking water dispensed to consumers through self-service vending machines. Since its inception in 1983, the Company has experienced significant growth in machine placements and has created an extensive network of water vending machines located throughout the United States. The Company's water vending machines are placed at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations.

     The Company's internally developed and manufactured water vending machines are connected to the municipal water source at each of the retail locations. The water vending machines reduce impurities in the water through a combination of micron filtration, reverse osmosis, carbon absorption and ultraviolet sterilization. The Company charges significantly less than the price of water sold off-the-shelf in retail locations or sold through home delivery services. The Company's water vending machines are clustered in close proximity to one another within the geographic areas served in order to provide cost-effective, quality service. Each water vending machine is generally serviced and tested weekly.

     Historically, the Company has operated water vending machines designed primarily for outside use in warm-weather climates. Because it is impractical to use outdoor vending machines in cold-weather climates, the Company has developed a new water vending machine specifically designed to be installed inside retail locations. The "in-store" machine is smaller and has a sleeker exterior, making it more compatible with an interior retail layout. As of December 31, 2000, the Company had 2,271 in-store machines in operation. The in-store machines afford the Company significant opportunities for continued expansion into new markets and to add in-store machines at existing outside machine locations.

     In addition to its growth strategy, the Company intends to maintain its leading position in the water vending industry by: (i) providing high quality, low priced water to consumers; (ii) developing and maintaining good relationships with retail accounts; (iii) increasing brand awareness; and (iv) maximizing operating efficiencies and asset productivity.

Business Background
-------------------

The following table presents the number of machines installed annually since December 31, 1995:

                Total installed machines as of December 31, 1995......   8,518
        Machines added during the year:
                 1996.................................................     646
                 1997.................................................   3,280
                 1998.................................................   1,258
                 1999.................................................     114
                 2000.................................................    (369)
                                                                       -------
        Total installed machines as of December 31, 2000..............  13,447
                                                                       =======

      The net reduction of machines in operation as of December 31, 2000 as compared to the prior year end was due primarily to the discontinuance of the Company's operation in Mexico City, Mexico during the third quarter of fiscal 2000.

      Total machines installed as of December 31, 2000 are distributed by state as follows:

                California............................................   6,923
                Texas    .............................................   1,622
                Florida  .............................................   1,634
                Arizona  .............................................     837
                Nevada   .............................................     354
                Other    .............................................   2,077
                                                                       -------
                Total    .............................................  13,447
                                                                       =======

      The placement of the Company's water vending machines at retail locations is based upon a thorough review of each site. Included in the site review is an analysis of the surrounding trade area in order to determine the neighborhood demographics, the level of overall retail activity, the level of direct competition and the proximity of the site to other water vending machines operated by the Company. Further, the Company reviews each site in order to ensure high visibility and easy access for the consumer, along with appropriate access to the retailer's water supply and power source. Upon completion of this review, the Company makes a determination as to the viability of the location and whether a single machine or multiple machines are required at the time of initial installation. With large supermarket chains, the Company generally places machines at all of the chains' locations as part of its business agreements. To attain optimum efficiency, multiple vending machines may be installed at a site if the volume of sales so warrants.

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

The Bottled Water Industry
--------------------------

      The bottled water market in the United States is comprised of four segments: non-sparkling, sparkling, club soda/seltzer and imported water. Nonsparkling water is the segment in which the Company competes and is consumed as an alternative to tap water. Nonsparkling water is distributed through three principal channels: packaged water sold off-the-shelf in retail locations, packaged water delivered to homes and offices and water sold through vending machines. Like water sold off-the-shelf or through home delivery services, vended water is processed using the reverse osmosis or deionization methods. Although equivalent in quality, vended water is sold at a substantially lower price than off-the-shelf and delivered water. Vended water eliminates two principal cost components: packaging, because consumers provide their own containers, and transportation.

Business Strategy
-----------------

     Provide High Quality, Low Priced Drinking Water. The Company intends to maintain its leading position in the water vending industry by providing high quality, low priced drinking water delivered to consumers through a network of conveniently located water vending machines. In order to maintain the Company's superior quality standards, the Company provides frequent, regular and reliable service and support to its network of water vending machines. Generally, the Company's service technicians visit and service each vending machine on a weekly basis. The service technicians test the quality of the Company's processed water in order to assure compliance with all Company, federal, state and local standards. The Company believes that providing clean, operating water vending machines is a significant factor in the Company's ability to continue to build consumer confidence and usage.

     The Company's drinking water competes with nonsparkling water sold in containers inside retail outlets, with water sold in containers delivered directly to homes and offices, and other water vending machine operators. The principal costs associated with water sold off-the-shelf and through home delivery are packaging and distribution, which costs are reflected in the retail price to the consumer. Because the Company's water is processed on-site inside its vending machines and the consumer provides the container for the Company's product, the Company is able to avoid the packaging and distribution costs incurred by its competitors. Accordingly, the Company passes on these savings to consumers by generally charging a retail price of $0.25 to $0.39 per gallon, compared with retail pricing ranging from approximately $0.69 to over $1.00 per gallon for water sold in containers in retail outlets. Nonsparkling water sold in containers delivered directly to consumers' homes generally sells at an effective price in excess of $1.00 per gallon, including the cost of renting the dispensing unit.

     Develop and Maintain Relationships With Retail Accounts. The Company arranges to place its outdoor and in-store water vending machines on the premises of supermarkets and other retail locations. The Company provides the machines and pays for all installation costs, while the retailer provides and pays for the required municipally supplied water and for the electricity to operate the machines. The Company generally pays monthly commissions to the retailers based upon a percentage of sales. The Company believes it can continue to capitalize on its existing relationships to place in-store water vending machines at locations where the Company has already successfully placed its outdoor water vending machines, as retailers become increasingly cognizant of the growing demand for vended water.

     Substantially all of the Company's arrangements with its retail trade accounts are evidenced by written contracts which have terms that generally range from three to five years and contain termination clauses as well as automatic renewal clauses. During the term of these agreements, the Company usually has the exclusive right to provide water vending machines at specified locations. The Company aggressively competes to maintain existing retail accounts and to establish new retail relationships. In some cases, the Company has provided marketing incentives in order to encourage certain retailers to promote the Company's products. The loss of any significant retail account could have a material adverse impact upon the Company's financial position.

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

     Maximize Operating Efficiencies. The Company creates economies of scale in its operations and achieves a competitive advantage over other vended water suppliers by clustering machines in close proximity to one another within the geographic areas served, in order to provide cost-effective, frequent service. The clustering has allowed the Company over the last five years to increase the number of machines serviced by technicians from 40 machines to 70 machines per week. The Company continuously strives to develop technical improvements to its water vending machines that make the machines easier to use and service. To this end, the Company has made improvements to its water vending machines, including the introduction of its fast-flow nozzle, which increases the speed of water flow from the Company's water vending machines thereby cutting consumer fill-time, and the introduction of the Company's dual-vend technology, which doubles the number of nozzles on a machine to allow consumers to fill two water containers simultaneously. The Company continually monitors and evaluates demand for the Company's product at each location. This allows the Company to continue to evaluate the productivity of each of its machines and relocate machines as necessary to optimize their productivity on an on-going basis.

Growth Strategy
---------------

     According to an industry source, there are approximately 72,000 grocery stores (excluding convenience stores) in the United States. The Company currently operates water vending machines at less than 10% of such locations. The Company intends to continue its expansion into these locations. The Company's growth strategy includes the following:

     . Increase Penetration in Existing Domestic Markets. The Company operates in 35 states throughout the United States through the use of both in-store and outside water vending machines. Management believes it can place additional outdoor machines with both existing and new retail accounts in those states. The Company continually monitors the performance of retail locations and periodically redeploys machines to improve revenues and the return on assets deployed. Management also believes there are significant opportunities to add in-store water vending machines at its current retail chain account locations without adversely affecting revenues generated by its outdoor machines at such locations.

     . Expand Into New Domestic Markets. The Company intends to continue placing its in-store water vending machines inside retail locations in cold-weather regions throughout the United States. In addition, the Company intends to expand into new warm-weather markets using both in-store and outdoor machines at large supermarket and drug store chains.

     . Pursue Select Acquisition Opportunities. The Company intends to evaluate and pursue select strategic acquisition opportunities, but has no firm commitments with respect to acquisitions at this time.

The Aqua-Vend Acquisition
-------------------------

     On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly-owned subsidiary of McKesson Corporation, for a purchase price of approximately $9,000,000. Prior to the acquisition, Aqua-Vend was the Company's largest competitor, with approximately 3,000 water vending machines. In connection with the acquisition, the Company developed a detailed integration plan, which included the removal of approximately 600 Aqua-Vend machines and the rationalization and relocation of Aqua-Vend machines within Glacier's network of machines. During fiscal 1997, the Company substantially completed the Aqua-Vend integration activities and incurred non-recurring expenses of $3,062,000 related to these activities.

Competition
-----------

     The bottled water market is highly competitive. The Company competes in the non-sparkling segment of the bottled water market with companies that deliver water to homes and offices, sell bottled water off-the-shelf and other water vending machine operators. Many of the Company's competitors have significantly greater resources than the Company. Since the Company's primary competitive advantage over water delivery services and off-the-shelf bottled water is price, a substantial decline in the price of either delivered or off-the-shelf bottled water could adversely affect the demand for water dispensed from the Company's water vending machines.

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

Government Regulation
---------------------

     The water vending industry is subject to various federal, state and local laws and regulations, which require the Company, among other things, to obtain licenses for its business and water vending machines, to pay annual license and inspection fees, to comply with certain detailed design and quality standards regarding the vending machines and the vended water, and to continuously control the quality of the vended water. The Company's vending machines are subject to routine and random regulatory quality inspections. Although the Company believes it is operating in substantial compliance with these laws and regulations, such laws and regulations and their interpretations and enforcement are subject to change. There can be no assurance that additional or more stringent requirements will not be imposed on the Company's operations in the future. Failure to comply with such current or future laws and regulations could result in fines against the Company, a temporary shutdown of the Company's operations, the loss of certification to sell its product or, even in the absence of governmental action, a reduction in the Company's profit margin based on increases in licensing or inspection fees payable by the Company or other additional compliance costs.

Insurance
---------

     The Company carries general and product liability insurance. Its combined coverage is $26,000,000 per occurrence and $27,000,000 in the aggregate, which the Company believes to be adequate. Although the Company is not aware of any actions having ever been filed and believes that the technology contained in its machines makes any contamination of the products dispensed by its machines unlikely, any significant damage awards against the Company in excess of the Company's insurance coverage could result in a material loss to the Company.

Employees
---------

     As of December 31, 2000, the Company had 276 employees, including 34 in administration and 242 in operations. The Company"s employees are not represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

Item 2.   Properties

     The Company"s principal facility, a 30,000-square-foot building in Carlsbad, California containing its executive offices and assembly shop, is under lease through May 2001. The Company is currently negotiating an extension to this lease. The Company also leases various other facilities containing its area service centers. These leases range in square footage from 1,200 to 13,400 square feet, and expire on various dates from April 2001 through April 2003.

Item 3.   Legal Proceedings

     The Company is not currently a party to any material legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2000.

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The Common Stock of Glacier is traded on the American Stock Exchange under the symbol "HOO". The following table sets forth the range of high and low sales prices on the American Stock Exchange for the Common Stock for the periods indicated.


                                                         High              Low
                                                        ------            -----
              Fiscal Year 1999
              ---------------
              First Quarter                             $26.75            $20.00
              Second Quarter                             20.94             19.50
              Third Quarter                              19.88             16.75
              Fourth Quarter                             16.88             15.13

              Fiscal Year 2000
              ----------------
              First Quarter                             $17.50            $16.13
              Second Quarter                             16.13             11.63
              Third Quarter                              11.88             11.63
              Fourth Quarter                             11.63              7.75

     The Company did not pay dividends on its Common Stock in 2000 and 1999 and does not presently intend to pay any dividends in the foreseeable future. The Company had approximately 35 stockholders of record as of December 31, 2000.

Item 6.  Selected Consolidated Financial Data

     The following sets forth selected financial data as of and for the periods presented. Effective January 1, 1997, the Company prospectively changed its fiscal year from twelve calendar months to a 52- or 53-week year ending the Sunday closest to December 31. As a result of this change, the Company"s fiscal year 1997, which ended on January 4, 1998, contained 369 days. Fiscal 1998, 1999, and 2000, which ended on January 3, 1999, January 2, 2000, and December 31, 2000, respectively, contained 364 days. This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto and other financial information appearing elsewhere in this Annual Report.

(in thousands except share and per share data)                                           Fiscal Year Ended
                                                                     --------------------------------------------------------
                                                             December 31,     January 2,    January 3,   January 4,  December 31,
                                                                2000             2000           1999        1998         1996
                                                             -----------      ----------    ----------   ----------  ------------
Revenues................................................     $    59,176      $   56,774    $   56,321   $   57,294  $     46,091
Operating costs and expenses:
    Operating expenses..................................          38,482          36,984        36,727       35,569        28,088
    Selling, general and administrative expenses........           8,838           9,143         9,879        7,200         5,749
        Depreciation and amortization...................          12,066          10,740        10,212        8,852         6,769
    Non-recurring and other charges.....................           1,400               -           971        3,062             -
                                                             -----------      ----------    ----------   ----------  ------------
          Total operating costs and expenses............          60,786          56,867        57,789       54,683        40,606
                                                             -----------      ----------    ----------   ----------  ------------

Income (loss) from operations...........................          (1,610)            (93)       (1,468)       2,611         5,485

Other (income) expenses:
      Interest expense..................................           7,016           7,859         7,446        1,988           767
      Investment (income) loss..........................           1,570           1,342        (4,259)           -             -
                                                             -----------      ----------    ----------   ----------  ------------
Total other expense.....................................           8,586           9,201         3,187        1,988           767
                                                             -----------      ----------    ----------   ----------  ------------

Income (loss) before income taxes and extraordinary
gain....................................................         (10,196)         (9,294)       (4,655)         623         4,718

Income tax provision (benefit)..........................               -          (2,059)       (1,383)         193         1,415
                                                             -----------      ----------    ----------   ----------  ------------

Income (loss) before extraordinary gain.................         (10,196)         (7,235)       (3,272)         430         3,303

Extraordinary gain on early retirement of debt..........           4,198           2,617             -            -             -
                                                             -----------      ----------    ----------   ----------  ------------

Net income (loss).......................................     $    (5,998)     $   (4,618)   $   (3,272)  $      430  $      3,303
                                                             ===========      ==========    ==========   ==========  ============

Basic earnings (loss) per share:
Income (loss) before extraordinary gain.................     $     (3.59)     $    (2.54)   $    (1.05)  $      .13  $        .99
 Extraordinary gain.....................................            1.48             .92             -            -             -
                                                             -----------      ----------    ----------   ----------  ------------

Net income (loss).......................................     $     (2.11)     $    (1.62)   $    (1.05)  $      .13  $        .99
                                                             ===========      ==========    ==========   ==========  ============

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain.................     $     (3.59)     $    (2.54)   $    (1.05)  $      .13  $        .98
 Extraordinary gain.....................................            1.48             .92             -            -             -
                                                             -----------      ----------    ----------   ----------  ------------

Net income (loss).......................................     $     (2.11)     $    (1.62)   $    (1.05)  $      .13  $        .98
                                                             ===========      ==========    ==========   ==========  ============

Weighted average shares used for basic earnings per
share...................................................       2,836,965       2,850,253     3,119,696    3,219,082     3,334,504
Dilutive common stock options...........................               -               -             -      113,808        39,978
                                                             -----------      ----------    ----------   ----------  ------------

Weighted average shares used for diluted earnings per
share...................................................       2,836,965       2,850,253     3,119,696    3,332,890     3,374,482
                                                             ===========      ==========    ==========   ==========  ============

Selected Balance Sheet Data
---------------------------

                                                                 Dec 31,     January 2,   January 3,  January 4,  Dec 31,
                                                                  2000         2000        1999         1998       1996
                                                                  ----         ----        ----         ----       ----
                                                                                     (in thousands)
Cash and cash equivalents................................         $ 1,428      $ 4,205    $    109     $    13      $    11
Investments, available-for-sale..........................         $ 3,195      $ 9,826    $ 31,037     $   315      $    --
Property and equipment, net of accumulated
    depreciation.........................................         $55,366      $58,936    $ 54,939     $48,523      $38,007
Total assets.............................................         $74,616      $89,409    $100,515     $59,473      $46,067
Long-term debt and line of credit, including
    current portion......................................         $69,755      $79,748    $ 85,000     $28,732      $15,820
Stockholders' equity.....................................         $   232      $ 4,673    $  9,284     $24,623      $23,986
Working capital..........................................         $ 4,416      $11,360    $ 32,501     $ 1,975      $  (183)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the accompanying Notes thereto of the Company appearing elsewhere in this Annual Report. The following table sets forth for the periods indicated, the percentage of revenues represented by certain items included in the Consolidated Statements of Operations.

                                                                                             Fiscal Year Ended
                                                                                        ---------------------------
                                                                                December 31,    January 2,     January 3,
                                                                                    2000          2000           1999
                                                                                    ----          ----           ----
Revenues..................................................................         100.0%         100.0%         100.0%
 Costs and expenses:
     Operating expenses...................................................          65.0%          65.2%          65.3%
     Selling, general and administrative expenses.........................          14.9%          16.1%          17.5%
     Depreciation and amortization........................................          20.4%          18.9%          18.1%
     Non-recurring and other charges......................................           2.4%             -%           1.7%
                                                                                   -----          -----          -----
        Total costs and expenses..........................................         102.7%         100.2%         102.6%
                                                                                   -----          -----          -----

 Loss from operations.....................................................          (2.7)%         (0.2)%         (2.6)%

 Other (income) expenses:
     Interest expense.....................................................          11.9%          13.8%          13.3%
     Investment (income) loss.............................................           2.6%           2.4%          (7.6)%
                                                                                   -----          -----          -----
        Total other expenses..............................................          14.5%          16.2%           5.7%
                                                                                   -----          -----          -----

 Loss before income taxes and extraordinary gain..........................         (17.2)%        (16.4)%         (8.3)%
 Income tax provision (benefit)...........................................             -%          (3.7)%         (2.5)%
 Extraordinary gain.......................................................           7.1%           4.6%             -%
                                                                                   -----          -----          -----
 Net loss.................................................................         (10.1)%         (8.1)%         (5.8)%
                                                                                   =====          =====          =====

Results of Operations
---------------------

Overview
--------

     Since its inception in 1983, the Company has experienced significant growth in machine placements and has created an extensive network of water vending machines located throughout the United States. The Company"s water vending machines are placed at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations.

     On March 28, 1997, the Company purchased substantially all of the assets of the Aqua-Vend division of McKesson Water Products Company, a wholly owned subsidiary of McKesson Corporation. The assets purchased included approximately 3,000 water vending machines. In connection with the acquisition, the Company developed a detailed integration plan, which included the removal of approximately 600 Aqua-Vend machines from service, the upgrading and modification of the majority of the remaining Aqua-Vend machines and the rationalization and relocation of Aqua-Vend machines within Glacier"s network of machines. The revenues and operating costs associated with these machines from March 29, 1997 are included in the Company"s results of operations. During fiscal 1997, the Company substantially completed the Aqua-Vend integration activities and incurred non-recurring expenses of $3,062,000 related to these activities.

Revenues
--------

     Revenues for fiscal year 2000 increased 4.2% to $59,176,000 from $56,774,000 in fiscal year 1999. The increase in revenues in 2000 was the result of the increased average number of in-store machines in operation throughout the year compared to 1999. As of December 31, 2000, the Company had 13,447 machines in operation compared to 13,816 machines at January 2, 2000. As of December 31, 2000, the company had 2,271 in-store machines and 11,176 outside machines in operation in thirty-five states compared to 2,071 in-store and 11,745 outside machines at January 2, 2000. During fiscal 2000, the Company ceased its operation in Mexico City, Mexico and returned approximately 500 machines to the United States for future deployment. The Company continually monitors the performance of retail locations and periodically redeploys machines to improve revenues and the return on assets deployed, as evidenced by the discontinuance of the operation in Mexico City during the third quarter of fiscal 2000. Revenues for the fiscal year 1999 increased 0.8% to $56,774,000 from $56,321,000 in fiscal 1998. The increase in revenues in 1999 was the result of more machines in operation throughout the year compared to fiscal 1998. The Company has installed a net 1,249 new in-store machines since the beginning of 1999 as a result of its expansion into new markets.

Costs and Expenses
------------------

     Operating expenses for the year ended December 31, 2000 increased to $38,482,000 or 65.0% of revenues from $36,984,000 or 65.1% of revenues for fiscal year 1999. The increase in total dollar operating costs was primarily due to the additional service costs associated with the continued expansion of the new markets within the geographic areas served by the Company and an increase in total dollar commission expense associated with the higher revenues. As the Company continues to increase the number of machines in existing markets and these machines mature, the Company will continue to leverage the costs associated with servicing the machines. The Company strives to locate machines in close proximity to one another within the geographic area served, thereby creating clusters of machines in order to provide cost effective, frequent service. Operating expenses for fiscal year 1999 increased to $36,984,000 or 65.1% of revenues, compared to $36,727,000, or 65.2% of revenues in 1998. The slight increase in total dollar operating costs in 1999 was due primarily to the additional service costs associated with establishing a presence in new markets.

     Selling, general and administrative expenses ("SG&A") for fiscal year 2000 decreased $305,000 to $8,838,000 or 14.9% of revenues, compared to $9,143,000 or 16.1% of revenues in 1999 and $9,879,000 or 17.5% of revenues in 1998. This decrease in selling, general and administrative expenses in fiscal year 2000 compared to 1999, was primarily associated with a reduction in legal expenses incurred by the Company in 1999 in connection with an alleged patent infringement which has been dismissed, offset by an increase in 2000 of taxes and license expense associated with operating in additional states. The decrease in selling, general and administrative expenses in fiscal year 1999 compared to 1998 was primarily associated with a reduction in media advertising expenditures and a reduction in legal expenses incurred in connection with an alleged patent infringement which has been dismissed.

         In the third quarter of 2000, the Company discontinued operations in Mexico. As a result, the Company incurred non-recurring charges totaling $1,400,000 associated with the closure of its Mexico operation. The non-recurring charges primarily consisted of write-down of leasehold improvements, loss on disposal of assets, severance and other costs related to the discontinuance of the operation in Mexico. As part of the shut-down, the Company returned approximately 500 machines to the United States for future re-deployment. There were no additional charges associated with the discontinuance of the operation in Mexico during the fourth quarter of 2000. These machines continue to be depreciated.

         Depreciation and amortization expense for fiscal year 2000 increased to $12,066,000, compared to $10,740,000 in 1999 and $10,212,000 in 1998. The increase in each year is the result of having more machines being depreciated throughout the years compared to the prior years and the result of placing new in-store machines into operation. The Company currently has sufficient machines in storage available for deployment in fiscal 2001. Machines that have been previously installed and are in storage awaiting deployment are currently being depreciated.

     In the fourth quarter of 1998, the Company incurred a charge of $971,000 for certain costs associated with the removal of approximately 1,450 machines at under-performing locations. These machines were primarily located at small independent retailers. The Company has relocated these machines to large supermarket and drug store chains where it believes that it will achieve better returns.

         Interest expense for fiscal year 2000 decreased to $7,016,000 compared to $7,859,000 in 1999. The decrease in interest expense was primarily associated with the reduction in long-term subordinated debt as a result of having repurchased 578,900 shares of the Trust Preferred Securities (discussed below) during the year, partially offset by increased borrowings under the line of credit. Interest expense for fiscal year 1999 increased to $7,859,000 compared to $7,446,000 in 1998. The increase in interest expense in 1999 compared to 1998 was due to having interest due on the subordinated debt for the entire year which was not the case in 1998.

         The Company had net losses of $1,570,000 on investments in 2000 compared to $1,342,000 of net loss on investments in fiscal year 1999 and $4,259,000 of net investment income in fiscal year 1998. A significant portion of the net loss on investments in fiscal 2000 occurred in the fourth quarter with the disposition of three investments with net losses of $2,623,000, which is partially offset by investment income of $1,033,000. Investments were managed by Kayne Anderson Capital Advisors, L.P. during fiscal 2000 and Kayne Anderson Capital Advisors, L.P. and Camden Asset Management, L.P. during fiscal 1998 and 1999.

     In fiscal 1999 and 1998, the Company recorded tax benefits of $2,059,000 and $1,383,000, respectively. No tax benefit was recorded in fiscal 2000 due to the continuing losses incurred in fiscal 2000.

     On August 13, 1999, the Company announced that the Company"s Board of Directors authorized the Company to purchase up to 250,000, or approximately 7.4% of the then 3,400,000 shares outstanding, of the 9.0625% Glacier Water Trust Preferred Securities (AMEX: HOO_pa), (the "Trust Preferred Securities") issued by Glacier Water Trust I, a wholly owned subsidiary of the Company (the "Trust"), in the open market as part of the Company"s stock repurchase plan. Subsequently, the Company"s Board of Directors have increased the authorized number of the Trust Preferred Securities subject to repurchase to 1,250,000 shares. As of December 31, 2000, the Company had repurchased 921,000 shares of the Trust Preferred Securities. During fiscal 2000, the Company repurchased 578,900 shares of the Trust Preferred Securities for a net extraordinary gain of $4,198,000, or $1.48 per share, compared to a net extraordinary gain of $2,617,000 or $0.92 per share during fiscal 1999. The Company may continue to make such purchases from time to time in open market transactions or block trades in an effort to reduce long-term debt and future interest expense. As of December 31, 2000, there were 2,479,000 shares of the Trust Preferred Securities outstanding.

     For fiscal year 2000, the Company incurred a loss before extraordinary gain on the early retirement of debt of $10,196,000, or $3.59 per basic and diluted share compared to a loss of $7,235,000, or $2.54 per basic and diluted share in 1999. For fiscal year 2000, the Company incurred a net loss of $5,998,000, or $2.11 per basic and diluted share compared to a net loss of $4,618,000 or $1.62 per basic and diluted share in 1999 and $3,272,000, or $1.05 per basic and diluted share in 1998.

Liquidity and Capital Resources
-------------------------------

     The Company"s primary sources of liquidity and capital resources in fiscal year 2000 were cash and investments, cash flows from operations and funds available under the Company"s Credit Facility. On June 23, 2000, the Company entered into a new credit facility with TOKAI Bank of California which provides for borrowings of up to $10,000,000 and requires quarterly interest payments at the bank"s prime rate (9.50% per annum at December 31, 2000) or LIBOR plus 1.90% (8.76% per annum at December 31, 2000). As of December 31, 2000, the Company had approximately $2.3 million of funds available under the credit facility. On March 19, 2001, the Company and the bank amended the credit facility to, among other things, extend the maturity date to June 1, 2002.

     For fiscal year 2000, net cash provided by operations was approximately $3,572,000 and the Company made capital investments in vending machines and other equipment of approximately $6,744,000. Net cash used in financing activities was approximately $5,218,000, which included the repurchase of the Trust Preferred Securities of approximately $9,600,000, offset by the net borrowing on the credit line of $4,354,000. As of December 31, 2000, the Company had working capital of $4,416,000. Because the Company does not have significant trade accounts receivable and product inventories, working capital will vary from time to time depending on the timing of payables, other accrued liabilities, and payments of prepaid marketing incentives. The Company"s stockholders" equity as of December 31, 2000 was $232,000, which amount is below the American Stock Exchange"s minimum stockholders" equity requirement of $4,000,000.

     On January 27, 1998, the Trust issued 105,154 of its common securities to the Company and completed a public offering of 3,400,000 shares of the Trust Preferred Securities with a liquidation amount of $25 per security. Concurrent with the issuance of the Trust Preferred Securities, the Trust invested the proceeds therefrom in an aggregate principal amount of $85,000,000 of 9.0625% Junior Subordinated Debentures (the "Subordinated Debentures") issued by the Company. The Trust exists for the sole purpose of issuing Trust Securities and purchasing Subordinated Debentures. With the proceeds from the issuance of the Subordinated Debentures, the Company repaid in full all amounts outstanding under its then existing credit facility and terminated that agreement.

     Distributions on the Trust Preferred Securities are payable monthly in arrears by the Trust. The Company may cause the Trust to defer the payment of distributions for a period not to exceed 60 consecutive months. During any such deferral period, distributions will accrue and compound quarterly, and the Company may not declare or pay distributions on its common or preferred stock or debt securities that rank equal or junior to the Subordinated Debentures. To date, the Company is current on all distributions.

     The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to other indebtedness of the Company. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Trust Preferred Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time after January 31, 2003. The Company effectively provides a full and unconditional guarantee of the Trust"s obligations under the Trust Preferred Securities. Issuance costs of approximately $4,100,000 related to the Trust Preferred Securities are deferred and will be amortized over the period until the mandatory redemption of the securities in January 2028.

The Company believes that its cash and investments on hand, cash flow from operations and availability under its Credit Facility, will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending machines, as well as distributions related to the Trust Preferred Securities, for at least the next twelve months. Because the Company believes it has sufficient machines in storage available for deployment in fiscal 2001, the Company does not anticipate the need to manufacture vending machines during fiscal 2001.

Seasonality

    The Company's revenues are subject to seasonal fluctuations with decreased revenues during rainy or cold weather months and increased revenues during hot weather months.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    The Company's primary market risk exposure is interest rate risk. At December 31, 2000, the Company held a portfolio of marketable securities consisting entirely of debt instruments available-for-sale with an estimated fair value equal to $3,195,000. The Company held no convertible debt securities or equity securities available-for-sale as of December 31, 2000. See Note 1 to the Company's Consolidated Financial Statements. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's entire portfolio is invested by Kayne Anderson Capital Advisors, L.P., primarily in fixed rate corporate bonds and mortgage backed securities.

Item 8.  Consolidated Financial Statements and Supplementary Data

    The Company's Consolidated Financial Statements together with accompanying Notes and the Report of Arthur Andersen LLP, Independent Public Accountants are set forth on pages 14 through 32 after Part IV of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    The Company has had no changes in or disagreements with its accountants on its accounting and financial disclosure.

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

    There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.

Item 11.  Executive Compensation

    There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.

Item 13. Certain Relationships and Related Transactions

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.

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

         2.   Exhibits
              --------

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

     (b) Reports on Form 8-K
         -------------------

         There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 31, 2000.

                                     Index
                                     -----

                                                                                       Page
                                                                                     Number
                                                                                     ------
Consolidated Financial Statements
---------------------------------
Report of Independent Public Accountants ...........................................    14
Consolidated Balance Sheets at December 31, 2000 and January 2, 2000 ...............    15
Consolidated Statements of Operations for the fiscal years ended December 31, 2000,
  January 2, 2000, and January 3, 1999 .............................................    16
Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended
  December 31, 2000, January 2, 2000, and January 3, 1999 ..........................    17
Consolidated Statements of Stockholders' Equity for the fiscal years ended
  December 31, 2000, January 2, 2000, and January 3, 1999 ..........................    18
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2000,
  January 2, 2000, and January 3, 1999 .............................................    19
Notes to Consolidated Financial Statements .........................................    21

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Glacier Water Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Glacier Water Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glacier Water Services, Inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                  ARTHUR ANDERSEN LLP


San Diego, California
February 2, 2001, except
with respect to the matter
discussed in Note 3 as to
which the date is March 19, 2001.

                         GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                    ASSETS
                                    ------

                                                                                       December 31,   January 2,
                                                                                           2000          2000
                                                                                           ----          ----
Current assets:
   Cash and cash equivalents....................................................         $ 1,428      $ 4,205
   Investments, available-for-sale..............................................           3,195        9,826
   Accounts receivable..........................................................             765          589
   Inventories..................................................................           2,587        3,249
   Prepaid expenses and other...................................................           1,070        1,779
                                                                                         -------      -------
     Total current assets.......................................................           9,045       19,648
Property and equipment, net of accumulated depreciation.........................          55,366       58,936
Other assets....................................................................          10,205       10,825
                                                                                         -------     --------
Total assets....................................................................         $74,616     $ 89,409
                                                                                         =======     ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
   Accounts payable.............................................................         $   839     $  1,272
   Accrued commissions..........................................................           2,286        2,238
   Accrued liabilities..........................................................           1,504        1,478
   Line of credit...............................................................              --        3,300
                                                                                         -------     --------
      Total current liabilities.................................................           4,629        8,288
                                                                                         -------     --------

Long-term debt and line of credit...............................................          69,755       76,448
                                                                                         -------     --------

Commitments and Contingencies (Note 4)

Stockholders' equity:
   Preferred stock, $.01 par value, 100,000 shares
        authorized, no shares issued and outstanding............................              --           --
   Common stock, $.01 par value, 10,000,000 shares authorized,
     2,834,474 and 2,834,174 shares issued and outstanding at
     December 31, 2000 and January 2, 2000, respectively........................              35           34
   Additional paid-in capital...................................................          16,188       16,119
   Retained earnings (deficit)..................................................          (1,227)       4,771
   Treasury stock, at cost, 603,726 and 598,026 shares at
      December 31, 2000 and January 2, 2000, respectively.......................         (14,852)     (14,795)
   Accumulated other comprehensive income (loss)................................              88       (1,456)
                                                                                         -------     --------
       Total stockholders' equity...............................................             232        4,673
                                                                                         -------     --------
Total liabilities and stockholders' equity......................................         $74,616     $ 89,409
                                                                                         =======     ========

 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (dollars in thousands, except per share amounts)


                                                                                                  Fiscal Year Ended
                                                                                       -----------------------------------------
                                                                                       December 31,   January 2,     January 3,
                                                                                           2000          2000           1999
                                                                                       ------------  -------------  ------------
Revenues.............................................................................  $    59,176    $    56,774    $    56,321
 Operating costs and expenses:
    Operating expenses...............................................................       38,482         36,984         36,727
    Selling, general and administrative expenses.....................................        8,838          9,143          9,879
    Depreciation and amortization....................................................       12,066         10,740         10,212
    Non-recurring and other charges..................................................        1,400             --            971
                                                                                       -----------    -----------    -----------
          Total operating costs and expenses.........................................       60,786         56,867         57,789
                                                                                       -----------    -----------    -----------

Loss from operations.................................................................       (1,610)           (93)        (1,468)
                                                                                       -----------    -----------    -----------

Other (income) expenses:
    Interest expense.................................................................        7,016          7,859          7,446
    Investment (income) loss.........................................................        1,570          1,342         (4,259)
          Total other expenses.......................................................        8,586          9,201          3,187
                                                                                       -----------    -----------    -----------

Loss before income taxes and extraordinary gain......................................      (10,196)        (9,294)        (4,655)

Income tax benefit...................................................................           --         (2,059)        (1,383)
                                                                                       -----------    -----------    -----------

Loss before extraordinary gain.......................................................      (10,196)        (7,235)        (3,272)
Extraordinary gain on early retirement of debt.......................................        4,198          2,617             --
                                                                                       -----------    -----------    -----------
Net loss.............................................................................  $    (5,998)   $    (4,618)   $    (3,272)
                                                                                       ===========    ===========    ===========

Basic and diluted earnings (loss) per share:
Loss before extraordinary gain.......................................................  $     (3.59)   $     (2.54)   $     (1.05)
Extraordinary gain...................................................................         1.48            .92             --
                                                                                       -----------    -----------    -----------
Net loss.............................................................................  $     (2.11)   $     (1.62)   $     (1.05)
                                                                                       ===========    ===========    ===========
Weighted average shares used in calculation..........................................    2,836,965      2,850,253      3,119,696
                                                                                       ===========    ===========    ===========


 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (dollars in thousands)

                                                                                               Fiscal Year Ended
                                                                                  ------------------------------------------
                                                                                  December 31,     January 2,     January 3,
                                                                                     2000             2000           1999
                                                                                     ----             ----           ----
Net loss..............................................................             $ (5,998)       $ (4,618)      $ (3,272)
Unrealized gain (loss) on securities:.................................
     Unrealized holding gain (loss) arising during the period.........                4,106           5,504         (5,464)
     Less: reclassification adjustment for net realized losses
        (gains) included in net income (loss).........................                2,562           2,407           (911)
                                                                                   --------        --------       --------
Net unrealized gain (loss)............................................                1,544           3,097         (4,553)
                                                                                   --------        --------       --------
Comprehensive loss....................................................             $ (4,454)       $ (1,521)      $ (7,825)
                                                                                   ========        ========       ========


 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (dollars in thousands, except shares)


                                                                                                          Accumulated
                                               Common Stock       Additional     Retained                    Other
                                               ------------        Paid-In       Earnings     Treasury   Comprehensive
                                            Shares       Amount    Capital      (Deficit)       Stock     Gain (Loss)      Total
                                            ------       ------    -------      ---------       -----     -----------      -----
Balance, January 4, 1998.............      3,226,175  $        34  $   15,548   $   12,661    $  (3,620)  $        --   $   24,623

Exercise of Stock Options............         21,550           --         415           --           --            --          415

Purchase of Treasury Stock...........       (287,750)          --          --           --       (7,929)           --       (7,929)

Net Unrealized Loss on Investments...             --           --          --           --           --        (4,553)      (4,553)

Net Loss.............................             --           --          --       (3,272)          --            --       (3,272)
                                         -----------  -----------  ----------   ----------    ---------   -----------   ----------

Balance, January 3, 1999.............      2,959,975           34      15,963        9,389      (11,549)       (4,553)       9,284

Exercise of Stock Options............         11,875           --         156           --           --            --          156

Purchase of Treasury Stock...........       (137,676)          --          --           --       (3,246)           --       (3,246)

Net Unrealized Gain on Investments...             --           --          --           --           --         3,097        3,097

Net Loss.............................             --           --          --       (4,618)          --            --       (4,618)
                                         -----------  -----------  ----------   ----------    ---------   -----------   ----------


Balance, January 2, 2000.............      2,834,174           34      16,119        4,771      (14,795)       (1,456)       4,673

Exercise of Stock Options............          6,000            1          69           --           --            --           70

Purchase of Treasury Stock...........         (5,700)          --          --           --          (57)           --          (57)

Net Unrealized Gain on Investments...             --           --          --           --           --         1,544        1,544

Net Loss.............................             --           --          --       (5,998)          --            --       (5,998)
                                         -----------  -----------  ----------   ----------    ---------   -----------   ----------

Balance, December 31, 2000...........      2,834,474  $        35  $   16,188   $   (1,227)   $ (14,852)  $        88   $      232
                                         ===========  ===========  ==========   ==========    =========   ===========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (dollars in thousands)


                                                                                        Fiscal Year Ended
                                                                           -------------------------------------------
                                                                              December 31,     January 2,   January 3,
                                                                                  2000            2000         1999
                                                                                  ----            ----         ----
Cash flows from operating activities:
     Net loss                                                                     $   (5,998)   $   (4,618)   $   (3,272)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
          Depreciation and amortization                                               12,066        10,740        10,212
          Loss on disposal of assets                                                     908           103           310
          Extraordinary gain on early retirement of debt                              (4,198)       (2,617)           --
          Deferred tax provision (benefit)                                                --        (2,059)       (1,167)
          Realized loss (gain) on sales of investments                                 2,562         2,407          (911)
     Change in operating assets and liabilities:
          Accounts receivable                                                           (176)          759          (881)
          Inventories                                                                    662          (359)          117
          Prepaid expenses and other                                                     709          (391)         (224)
          Payments for prepaid marketing incentives                                   (2,936)       (4,461)       (1,213)
          Other assets                                                                   332          (250)         (570)
          Accounts payable, accrued liabilities and accrued commissions                 (359)          717         1,280
                                                                                  ----------    ----------    ----------
                    Total adjustments                                                  9,570         4,589         6,953
                                                                                  ----------    ----------    ----------
                    Net cash provided by (used in) operating activities                3,572           (29)        3,681
                                                                                  ----------    ----------    ----------

Cash flows from investing activities:
     Purchase of vending equipment                                                    (6,270)      (12,115)      (14,244)
     Purchase of property and equipment                                                 (474)         (341)         (225)
     Purchase of investments                                                            (931)      (48,001)      (74,163)
     Proceeds from sale and maturities of investments                                  6,544        69,900        39,693
                                                                                  ----------    ----------    ----------
                    Net cash (used in) provided by investing activities               (1,131)        9,443       (48,939)
                                                                                  ----------    ----------    ----------

Cash flows from financing activities:
     Issuance of long-term debt, net of fees                                              --            --        81,600
     Early retirement of long-term debt                                               (9,585)       (5,528)           --
     Proceeds from line of credit                                                     22,537        15,090           950
     Principal payments on line of credit                                            (18,183)      (11,790)      (29,682)
     Proceeds from issuance of stock                                                      70           156           415
     Purchase of treasury stock                                                          (57)       (3,246)       (7,929)
                                                                                  ----------    ----------    ----------
                   Net cash (used in) provided by financing activities                (5,218)       (5,318)       45,354
                                                                                  ----------    ----------    ----------
Net (decrease) increase in cash and cash equivalents                                  (2,777)        4,096            96
  Cash and cash equivalents, beginning of year                                         4,205           109            13
                                                                                  ----------    ----------    ----------
Cash and cash equivalents, end of year                                            $    1,428    $    4,205    $      109
                                                                                  ==========    ==========    ==========

                         GLACIER WATER SERVICES, INC.

               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                            (dollars in thousands)


                                                                              December 31,      January 2,  January 3,
                                                                                  2000            2000        1999
                                                                                  ----            ----        ----
Cash paid for interest............................................              $  6,819       $ 7,828       $ 6,804
                                                                                ========       =======       =======

Cash paid for income taxes........................................              $      5       $     5       $    13
                                                                                ========       =======       =======

 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     Business

         The Company is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. The machines are placed at supermarkets and other retail outlets under commission arrangements with the retailers. The Company's revenues are subject to seasonal fluctuations, with decreased revenues during rainy or cold weather months and increased revenues during hot weather months. The Company's machines are primarily located throughout the sunbelt and midwest regions of the United States. As of December 31, 2000, the Company operated machines in thirty-five states with approximately 51% of the Company's machines located in California. During fiscal year 2000, the Company discontinued operations in Mexico and returned approximately 500 machines to the United States for future re-deployment.

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

     Fiscal Year

         The Company utilizes a fiscal year of 52 or 53 weeks ending on the Sunday closest to December 31. Fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999 each contained 364 days.

     Other Comprehensive Income (Loss)

         In accordance with FASB Statement No. 130, Reporting Comprehensive Income, the Company displays comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements.

     Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2000, cash equivalents primarily consist of cash held in money market accounts.

                         GLACIER WATER SERVICES, INC.

     Investments

         Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase based on management's intent and re-evaluate such designation as of each balance sheet date. The Company considers all investments as available for use in its current operations, and therefore classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with net unrealized gains or losses, if any, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, interest income and dividends are included in investment income (loss) in the accompanying statements of operations. Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management's determination that an investment's impairment is considered to be other than temporary. The cost of securities sold is based on the specific identification method.

         At December 31, 2000, investments available-for-sale consisted of the following (in thousands):

                                                       Gross          Gross           Gross
                                                   Amortized     Unrealized      Unrealized        Fair
                                                        Cost          Gains          Losses       Value
                                                        ----          -----          ------       -----
     Corporate securities                             $2,523          $ 117         $    --     $ 2,640
     Mortgage backed security                            584             --             (29)        555
                                                         ---          -----         -------     -------
     Total investments available for sale             $3,107          $ 117         $   (29)    $ 3,195
                                                      ======          =====         =======     =======

         The Company's primary market risk exposure is interest rate risk. At December 31, 2000, the Company held a portfolio of marketable securities with an estimated fair value equal to $3,195,000. The entire $3,195,000 consisted of debt investments available-for-sale and the Company held no convertible debt securities or equity securities available-for-sale as of December 31, 2000. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations.

         Proceeds from sales or maturities of marketable securities for the year ended December 31, 2000 were $6,544,000. Gross realized gains on such sales for the year ended December 31, 2000 were $590,000. Gross realized losses for the year ended December 31, 2000 were $3,152,000. Realized losses were recognized principally during the fourth quarter of 2000 in connection with the disposition of certain investments. Corporate debt securities have maturity dates of February and October 2003. The mortgage backed security has a maturity date of December 2021. Kayne Anderson Capital Advisors, L.P. currently manages the Company's investment portfolio (See Note 10).

         At January 2, 2000, investments available for sale consisted of the following (in thousands):

                                                     Gross         Gross          Gross
                                                   Amortized    Unrealized      Unrealized       Fair
                                                     Cost          Gains          Losses        Value
                                                     ----          -----          ------        -----
     Corporate securities                          $  7,196      $    117      $ (1,336)       $ 5,977
     Convertible securities                             318             -           (11)           307
     Mortgage backed securities                         721            56             -            777
                                                   --------      --------      ---------       -------
     Total debt securities                            8,235           173        (1,347)         7,061
     Equity securities                                3,047           248          (530)         2,765
                                                   --------      --------      ---------       -------
     Total investments available for sale          $ 11,282      $    421      $ (1,877)       $ 9,826
                                                   ========      ========      =========       =======

                         GLACIER WATER SERVICES, INC.

         At January 2, 2000, the Company held a portfolio of marketable securities with an estimated fair value equal to $9,826,000. Of that amount, the estimated fair value of the Company's total debt investments available-for-sale was $7,061,000, including $307,000 in convertible debt securities, and the estimated fair value of the Company's total equity securities available-for-sale was $2,765,000.

         Proceeds from sales or maturities of marketable securities for the year ended January 2, 2000 were $69,900,000. Gross realized gains on such sales for the year ended January 2, 2000 were $986,000. Gross realized losses for the year ended January 2, 2000 were $3,393,000. During 1999, the Company recognized a write down of $2,100,000 in investments it believed to be permanently impaired. This amount is included in the realized losses on investments for the year ended January 2, 2000. The Company has since divested of these securities.

     Inventories

         Inventories consist of raw materials, repair parts and any vending machines in the process of assembly, and are stated at the lower of cost (moving weighted average) or market. Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment.

     Prepaid Commissions

         Prepaid commissions represent payments made to certain retailers based on a percentage of estimated monthly or quarterly vending machine revenues. Prepaid commissions at December 31, 2000 and January 2, 2000 were $115,000 and $65,000, respectively. Commission expense for the years ended December 31, 2000, January 2, 2000 and January 3, 1999 was $27,038,000, $25,991,000,
     and $26,202,000, respectively.

     Property and Equipment and Depreciation

         Property and equipment are recorded at cost and consist of the following (in thousands):

                                                                       December 31,      January 2,
                                                                           2000            2000
                                                                           ----            ----
     Vending equipment.......................................           $ 99,765         $ 94,829
     Equipment, furniture and fixtures.......................              2,817            2,571
     Leasehold improvements..................................                608              604
                                                                         -------         --------
                                                                         103,190           98,004
        Less: Accumulated depreciation and amortization......            (47,824)         (39,068)
                                                                        --------         --------
                                                                        $ 55,366         $ 58,936
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

                         GLACIER WATER SERVICES, INC.

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

     Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable and accrued and other current liabilities approximate fair value because of the short-term nature of those instruments. Based on borrowing rates currently available to the Company for credit arrangements with similar terms, the carrying amount of the line of credit approximates fair value. The fair value of the Company's long-term debt at December 31, 2000 and January 2, 2000 was approximately $43,375,100 and $34,396,100, respectively. The carrying value of the Company's long-term debt at December 31, 2000 and January 2, 2000 was approximately $76,447,500 and $61,975,000, respectively.

     Revenues

        The Company recognizes revenue as water is vended to customers.

     Income Taxes

        Income taxes are accounted for using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

     Recent Accounting Pronouncements

        In accordance with FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, the Company accounts for derivative instruments, including certain derivative instruments embedded in other contracts, by recognizing those items as assets or liabilities in the statement of financial position and measures them at fair value.

        In March 2000, FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensations. This interpretation clarifies the application of APB Opinion No. 25 for certain issues related to stock based compensation, including the definition of employee for the purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation awards in a business combination. The Company applied the interpretations set forth in FIN 44 for the recognition of certain stock based compensation during fiscal 2000. The application had no material impact on the Company's financial position or results of operation.

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

                         GLACIER WATER SERVICES, INC.

         Potentially dilutive securities include options granted under the Company's stock option plans using the treasury stock method. For 1998, 1999, and 2000, potentially dilutive securities were not used to calculate diluted loss per share because of their anti-dilutive effect.

2.   Supplementary Balance Sheet Information

     Other Assets

            Other assets consist of the following (in thousands):                       December 31,       January 2,
                                                                                            2000              2000
                                                                                            ----              ----
     Prepaid marketing incentives, net of accumulated amortization of
        $5,263 as of December 31, 2000 and $5,093 as of January 2, 2000...                 $ 6,938          $ 6,607
     Deferred financing cost, net of accumulated amortization of
        $119 as of December 31, 2000 and $77 as of January 2, 2000........                   2,885            3,593
     Other................................................................                     382              625
                                                                                           -------          -------
                                                                                           $10,205          $10,825
                                                                                           =======          =======

            Prepaid marketing incentives consist of fees paid to retailers for future benefits associated with the ongoing placement of the Company's vending equipment at those locations. These fees are amortized over the life of the contract, generally ranging from three to five years.

            Deferred financing costs of $4,100,000 million were incurred in connection with the Trust Preferred Securities discussed in Note 3 and are amortized over the period until the mandatory redemption of the securities in January 2028.

     Accrued Liabilities

           Accrued liabilities consist of the following (in thousands):       December 31,   January 2,
                                                                                  2000         2000
                                                                                  ----         ----
           Accrued compensation and related taxes.........................      $  434       $  574
           Accrued income and other taxes.................................         352          229
           Accrued interest...............................................         393          380
           Other accrued liabilities......................................         325          295
                                                                                ------       ------
                                                                                $1,504       $1,478
                                                                                ======       ======

3.   Long-Term Debt and Line of Credit

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

                         GLACIER WATER SERVICES, INC.

pay distributions on its common or preferred stock or debt securities that rank equal or junior to the Subordinated Debentures.

     The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time after January 31, 2003. The Company effectively provides a full and unconditional guarantee of the Trust"s obligations under the Trust Securities.

     On August 13, 1999, the Company's Board of Directors authorized the Company to purchase up to 250,000, or approximately 7.4% of the then 3,400,000 shares outstanding, of the Trust Preferred Securities in the open market as part of the Company's stock repurchase plan. Subsequently, the Company's Board of Directors increased the authorized number of the Trust Preferred Securities subject to repurchase to 1,250,000 shares. As of December 31, 2000, the Company had repurchased 921,000 shares of the Trust Preferred Securities. During fiscal 2000, the Company repurchased 578,900 shares of the Trust Preferred Securities resulting in a net extraordinary gain of $4,198,000, compared to a net extraordinary gain of $2,617,000 during fiscal 1999 from the repurchase of 342,100 shares of the Trust Preferred Securities. The Company may continue to make such purchases from time to time in open market transactions or block trades. As of December 31, 2000, there were 2,479,000 shares of the Trust Preferred Securities outstanding, which had a carrying value of $61,975,000.

Line of Credit

     On June 23, 2000, the Company entered into a new credit facility with Tokai Bank of California which provides for borrowings of up to $10,000,000 and requires quarterly interest payments at the bank's prime rate (9.50% per annum at December 31, 2000) or LIBOR plus 1.90% (8.76% per annum at December 31,
2000). The credit facility contains certain covenants including liquidity and debt coverage requirements. Borrowings under this agreement are secured by substantially all of the assets of the Company. As of December 31, 2000, the Company had approximately $2,325,000 of funds available under the credit facility. On March 19, 2001, the Company and the bank amended the credit facility to, among other things, extend the maturity date to June 1, 2002.

4.   Commitments and Contingencies

     Leases

         The Company leases certain vehicles, warehouse and office facilities under non-cancelable operating leases that expire on various dates through 2004.

         Future minimum lease payments under non-cancelable operating leases with initial terms of one or more years are as follows (in thousands):

          2001      ...................................    $   1,361
          2002      ...................................          761
          2003      ...................................          508
          2004      ...................................          153
          2005      ...................................           --
          Therafter ...................................           --
                                                           ---------
          Total minimum lease payments.................    $   2,783
                                                           =========

                         GLACIER WATER SERVICES, INC.

          Total lease expense for the years ended December 31, 2000, January 2, 2000, and January 3, 1999, was $2,034,000, $2,158,000 and $1,926,000,
  respectively.

  Contingencies

          The Company is involved in various legal proceedings and claims arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company"s consolidated financial position or results of operations.

5.  Income Taxes

     Significant components of the benefit for income taxes are as follows (in thousands):

                                                                                       Fiscal Year Ended
                                                                           ------------------------------------------
                                                                           December 31,     January 2,     January 3,
                                                                               2000            2000           1999
                                                                               ----            ----           ----
        Federal Income Taxes:
            Current ......................................................  $   267          $    --        $ ( 216)
            Deferred .....................................................     (267)          (1,863)          (941)
                                                                            -------          -------        -------
                   Total Federal Income Taxes ............................       --           (1,863)        (1,157)
                                                                            -------          -------         ------
        State and Local Income Taxes:
            Current ......................................................       47               --              -
            Deferred .....................................................      (47)            (196)          (226)
                                                                            -------          --------        ------
                   Total State and Local Income Taxes ....................       --             (196)          (226)
                                                                            -------          -------         ------
            Total Income Tax Benefit .....................................  $    --          $(2,059)       $(1,383)
                                                                            =======          =======         ======

Deferred tax liabilities and assets result from the following (in thousands):

                                                                                           December 31,      January 2,
                                                                                              2000              2000
                                                                                              ----            ------
 Deferred tax liabilities:
    Property and equipment ..............................................................    $ 8,421           $ 7,500
                                                                                             -------           -------
 Total deferred tax liabilities .........................................................      8,421             7,500
                                                                                             -------            ------
 Deferred tax assets:
      Alternative minimum tax credit ....................................................     (1,482)             (917)
      Net operating loss ................................................................     (7,989)           (5,314)
      Manufacturer's investment credit ..................................................       (591)             (591)
      Accruals and reserves .............................................................       (263)             (778)
      Valuation allowance ...............................................................      2,118                --
                                                                                             -------           -------
 Total deferred tax assets, net .........................................................     (8,207)           (7,600)
                                                                                              ------           -------
 Net deferred tax liabilities (assets) ..................................................    $   214           $  (100)
                                                                                             =======           =======

    A valuation allowance has been recorded against the deferred tax assets due to uncertainties surrounding their realization. The net deferred tax liability and asset in the amounts of $214,000 and $100,000 as of December 31, 2000 and January 2, 2000, are included in accrued liabilities and other assets, respectively.

                         GLACIER WATER SERVICES, INC.

The Company's effective income tax rate differs from the federal statutory rate as follows:

                                                                                     Fiscal Year Ended
                                                                       -------------------------------------------
                                                                       December 31,      January 2,     January 3,
                                                                            2000            2000          1999
                                                                            ----            ----          ----
Federal statutory rate........................................               (34.0)%       (34.0)%      (34.0)%
State and local taxes, net of federal benefit.................                (2.0)%        (2.0)%       (2.0)%
Foreign Taxes.................................................                  -- %          -- %        4.0 %
Manufacturer's investment credit generated and other..........                  -- %        (1.0)%        2.0 %
Increase in valuation allowance...............................                36.0 %          -- %         -- %
                                                                            ------        -------       -----
Effective rate................................................                  -- %       (37.0)%      (30.0)%
                                                                            ======         ======       =====


     At December 31, 2000, the Company had federal and California income tax net operating loss carry forwards of $19.8 million and $7.2 million, respectively, which will begin to expire in 2012 and 2003 for federal and state income tax purposes, respectively.

6.    Stockholders' Equity

Preferred Stock

      The Company's Certificate of Incorporation authorizes the issuance of 100,000 shares of preferred stock, par value $.01 per share. The rights, preferences and privileges of the authorized shares (none of which have been issued) may be established by the Board of Directors without further action by the holders of the Company's common stock.

Treasury Stock

      The Board of Directors has authorized the purchase of up to 750,000 shares of the Company's common stock in the open market. As of December 31, 2000, 603,726 shares had been repurchased under this program, and the Company was authorized to repurchase an additional 146,274 shares, approximately 5.2% of the Company's total shares outstanding.

7.    Stock Option Plans

      The Company has options outstanding under two stock option plans, the 1992 Stock Option Plan, which was terminated in 1994, and the 1994 Stock Compensation Program. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized, since the exercise price of the option was not less than the market price of the stock on the date of grant.

      The Company has reserved 950,000 shares of common stock under the 1994 Stock Compensation Program which provides for the issuance of incentive and non-qualified stock options to key employees, including directors and consultants. Incentive stock options are granted at no less than the fair market value on the date of the grant. Non-qualified options may be granted at prices determined by the Board of Directors, but at no less than 85% of the fair market value on the date of the grant. Options generally have a term of 10 years and become exercisable at a rate of 25% per annum. The Program also allows directors to receive stock options in lieu of their annual directors' fees. Options granted under this provision ("Deferral Options") have a term of five years and become exercisable one year following the date of grant.

      The Company had reserved 360,000 shares of common stock for issuance under the 1992 Stock Option Plan, which provided for the issuance of incentive and non-qualified stock options to key employees, including directors

                         GLACIER WATER SERVICES, INC.

and consultants. The 1992 Stock Option Plan was terminated in 1994 with a balance of 42,250 shares of common stock available for grant which were transferred to the 1994 Stock Compensation Program.

     A summary of the status of the Company's stock option plans and activity is as follows:

                                                                  Wtd. Avg.
                                                                   Exercise
                                                         Shares     Price
                                                        --------  ---------

     Balance at January 4, 1998.......................  431,856    $18.57
     Granted..........................................  231,282    $31.11
     Exercised........................................  (21,550)   $15.19
                                                       --------    ------
     Balance at January 3, 1999.......................  641,588    $23.21
     Granted..........................................   77,537    $24.53
     Exercised........................................  (11,875)   $13.12
     Canceled.........................................  (80,870)   $30.56
                                                       --------    ------
     Balance as of January 2, 2000....................  626,380    $22.64
     Granted..........................................  266,885    $13.03
     Exercised........................................   (6,000)   $11.50
     Canceled......................................... (123,306)   $23.62
                                                       --------    ------
     Balance as of December 31, 2000..................  763,959    $19.16
     Exercisable at December 31, 2000.................  348,978    $18.82

     Weighted average fair value of options granted...             $ 5.61

     There are 90,500 options outstanding under the 1992 plan at December 31, 2000, all of which are exercisable, and have exercise prices between $8.25 and $13.63, with a weighted average exercise price of $11.75 and a weighted average remaining contractual life of 2.5 years.

There are 673,459 options outstanding under the 1994 plan at December 31, 2000 with exercise prices between $11.50 and $31.25, with a weighted average exercise price of $20.15 and a weighted average remaining contractual life of 6.1 years. 258,478 of these options are exercisable, and their weighted average exercise price is $21.29.

     The following pro forma disclosures represent what the Company's net loss and loss per share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"):

                                                                                    Fiscal Year Ended
                                                                         ---------------------------------------
                                                                         December 31,    January 2,    January 3,
                                                                            2000           2000          1999
                                                                            ----           ----          ----
     Pro forma net  loss (in thousands) .........................          $  (6,489)      $(5,086)     $ (3,700)
     Pro forma basic loss per share..............................          $   (2.29)      $ (1.78)     $  (1.19)
     Pro forma diluted loss per share............................          $   (2.29)      $ (1.78)     $  (1.19)

     Because the method of accounting required under FASB Statement No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                         GLACIER WATER SERVICES, INC.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2000, 1999, and 1998, respectively, average risk-free interest rates of 5.0%, 5.1% and 5.8%; no expected dividend yield; expected lives of eight years for regular options and 5 years for Deferral Options in all years; expected volatility of approximately 28% for fiscal 2000 and 27% for fiscal 1999 and 1998.

8.   Significant Customers

     The following table sets forth the customers which represent ten percent or more of the Company's total revenues in fiscal 2000, after the effect of any consolidations that occurred as the result of any acquisitions or mergers by the reailers:

                                               Fiscal Year Ended
                                     -----------------------------------------
                                     December 31,     January 2,     January 3,
                                         2000           2000           1999
                                         ----           ----           ----
                Company A                11.70%           9.01%       8.97%
                Company B                10.58%          10.01%      10.32%
                Company C                10.99%           9.65%         --%

 9.  Non Recurring and Other Charges

     In the third quarter of 2000, the Company incurred non-recurring charges totaling $1,400,000 associated with the closure of its Mexico operation. The non-recurring charges primarily consisted of a write-down of leasehold improvements, loss on disposal of assets, severance and other costs related to the discontinuance of operations in Mexico. Approximately 500 machines were returned to the United States for future re-deployment. As of December 31, 2000, $69,000 remains as unpaid accrued liabilities in the accompanying consolidated balance sheet.

     In the fourth quarter of 1998, the Company incurred charges totaling $971,000 for certain costs associated with the removal of approximately 1,450 machines at under-performing locations. These under-performing machines were primarily located at small independent retailers. The Company relocated these machines to large supermarket and drug store chains where it believes that it will achieve better returns.

10.  Related Party Transactions

     Kayne Anderson Capital Advisors, L.P., a subsidiary of Kayne Anderson Rudnick Investment Management, LLC, currently manages the Company's investment portfolio. The Chairman of the Board and other board members are employed as senior executives of Kayne Anderson Rudnick Investment Management, LLC. The Chairman of the Board, other board members employed as senior executives of Kayne Anderson Rudnick Investment Management, LLC and Kayne Anderson Rudnick Investment Management, LLC are shareholders of the Company. The Company incurred costs of $44,000, $69,000 and $103,000 in fiscal 2000, 1999 and 1998, respectively, to Kayne Anderson Rudnick Investment Management, LLC in connection with investment management fees. The Company incurred costs of $11,000 and $46,000 for consulting services provided by LEK Consulting during fiscal 1999 and 1998, respectively and did not use LEK consulting during fiscal 2000. A director of the Company was the President of the North American practice of LEK Consulting Group during fiscal 1999. He is no longer employed by LEK Consulting.

11.  Segment Reporting

     In fiscal 1997, the FASB issued Statement No. 131 (SFAS 131), Disclosures About Segments Of An Enterprise and Related Information. SFAS 131 requires that a public business enterprise report financial and

                         GLACIER WATER SERVICES, INC.

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

     SFAS 131 also requires that a public business enterprise report geographic information relative to revenue and long-lived assets. Glacier began operations in Mexico during fiscal 1998. In the third quarter of fiscal 2000, the Company discontinued its operations in Mexico City and returned approximately 500 machines to the United States for future re-deployment. During fiscal 2000, the operations in Mexico incurred operating losses of approximately $814,000. The geographic revenues for the fiscal years and long-lived assets are as follows:

                                                        Revenues
                                                     Fiscal Year Ended                Long-Lived Assets as of
                                                 --------------------------         --------------------------
                                                 December 31,     January 2,        December 31,     January 2,
                                                     2000            2000               2000            2000
                                                     ----            ----               ----            ----
(in thousands)
United States...........................             $58,850        $56,579              $55,366       $56,295
Mexico..................................                 326            195                   --         2,641
                                                     -------        -------              -------       -------
Total...................................             $59,176        $56,774              $55,366       $58,936
                                                     =======        =======              =======       =======

                         GLACIER WATER SERVICES, INC.

12.  Quarterly Financial Data (Unaudited)

                                              First Quarter       Second Quarter     Third Quarter    Fourth Quarter
                                              -------------       --------------     -------------    --------------
                                                        (in thousands, except shares and per share amounts)
     Year Ended December 31, 2000:
       Net revenues                                $ 12,785             $ 15,939          $ 17,214          $ 13,238
       Income (loss) from operations                   (833)                 231              (485)             (523)
       Loss before extraordinary gain                (2,376)              (1,252)           (1,900)           (4,668)
       Gain on early extinguishment of debt           1,073                  460               318             2,347
       Net income (loss)                             (1,303)                (792)           (1,582)           (2,321)

       Basic and diluted loss per share:
       Loss before extraordinary gain                  (.84)                (.44)             (.67)            (1.64)
       Extraordinary gain                               .38                  .16               .11               .83
       Net loss                                        (.46)                (.28)             (.56)             (.82)
       Weighted average shares                    2,834,174            2,843,965         2,840,174         2,838,545

     Year Ended January 2, 2000:
       Net revenues                                $ 12,623             $ 14,232          $ 15,706          $ 14,213
       Income (loss) from operations                   (401)                (223)              903              (372)
       Loss before extraordinary gain                (2,593)              (1,713)             (772)           (2,157)
       Gain on early extinguishment of debt               -                    -               336             2,281
       Net income (loss)                             (2,593)              (1,713)             (436)              124

       Basic earnings (loss) per share:
       Loss before extraordinary gain                  (.87)                (.61)             (.27)             (.76)
       Extraordinary gain                                 -                    -               .12               .80
       Net income (loss)                               (.87)                (.61)             (.15)              .04
       Weighted average shares                    2,987,879            2,827,301         2,833,000         2,834,174

       Diluted earnings (loss) per share:
       Loss before extraordinary gain                  (.87)                (.61)             (.27)             (.76)
       Extraordinary gain                                 -                    -               .12               .80
       Net income (loss)                               (.87)                (.61)             (.15)              .04
       Weighted average shares                    2,987,879            2,827,301         2,833,000         2,858,303

     Year Ended January 3, 1999:
       Net revenues                                $ 12,814             $ 14,433          $ 16,916          $ 12,158
       Income (loss) from operations                     25                  (42)            1,045            (2,496)
       Net income (loss)                               (486)                (391)              292            (2,687)

     Basic earnings (loss) per share:                  (.15)                (.12)              .10              (.90)
     Weighted average shares                      3,211,988            3,201,389         2,893,759         2,987,879

     Diluted earnings (loss) per share                 (.15)                (.12)              .10              (.90)
     Weighted average shares and potential shares 3,211,988            3,201,389         3,011,765         2,987,879

                               INDEX TO EXHIBITS

Exhibit
  No.
-------
3.1       Certificate of Incorporation of Registrant (i.)
3.2       Bylaws of Registrant (i.)
4.1       Specimen Stock Certificate of Registrant (i.)
4.2 Junior Subordinated Indenture between Glacier Water Services, Inc. and Wilmington Trust Company, as Indenture Trustees, dated January 28, 1997 (viv.)
4.3 Officers' Certificate and Company Order executed by Glacier Water Services, Inc., dated January 27, 1998
4.4       Certificate of Trust of Glacier Water Trust I, dated November 13, 1997
          (viii.)
4.5       Trust Agreement of Glacier Water Trust I, dated November 13, 1997
          (viii.)
4.5.1 Amended and Restated Trust Agreement of Glacier Water Trust I, dated January 27, 1998 (viv.)
4.6       Trust Preferred Certificate of Glacier Water Trust I (viv.)
4.7       Common Securities Certificate of Glacier Water Trust I (viv.)
4.8 Guarantee Agreement between Glacier Water Services, Inc. and Wilmington Trust Company, as Trustee, dated January 27, 1998 (viv.)
4.9 Agreement as to Expenses and Liabilities between Glacier Water Services, Inc. and Glacier Water Trust I, dated January 27, 1998 (viv.)
4.10 Junior Subordinated Deferrable Interest Debenture of Glacier Water Services, Inc. (viv.)
10.1      Amended and Restated 1992 Stock Incentive Plan (ii.)
10.2      Vending Machine Agreement between the Vons Companies, Inc. and BWVI
          (i.)
10.3 Location Agreement between Ralph"s Grocery Company, Cala Co., and GW Services, Inc. (v.)
10.4      Form of Indemnification Agreement with Officers and Directors (i.)
10.5      1994 Stock Compensation Plan (iii.)
10.5.1    Amendment No. 1 to 1994 Stock Compensation Plan (iv.)
10.5.2    Amendment No. 2 to 1994 Stock Compensation Plan (v.)
10.5.3    Amendment No. 3 to 1994 Stock Compensation Plan (v.)
10.5.4    Amendment No. 4 to 1994 Stock Compensation Plan (vi.)
10.5.5    Amendment No. 5 to 1994 Stock Compensation Plan (vii.)
21.1      Subsidiaries of the Registrant
23.1      Consent of Arthur Andersen LLP Independent Public Accountants


(i.) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-45360) amendments thereto.
(ii.) Incorporated by reference to the Company's Registration Statement on Form S-8 (File Number 33-61942) filed April 30, 1993.
(iii.) Incorporated by reference to the Company's Registration Statement on Form S-8 (File Number 33-80016) filed June 8, 1994.
(iv.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 2, 1993.
(v.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 6, 1995.
(vi.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 3, 1997.
(vii.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 9, 1998.
(viii.) Incorporated by reference to the Company's Registration Statement on Form S-2 (File Number 333-40335) filed January 22, 1998.
(viv.) Incorporated by reference to the Company"s Annual Report on Form 10-K for the fiscal year ended January 4, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GLACIER WATER SERVICES, INC.

                                           By /s/ W. David Walters
                                           -------------------------

                                           W. David Walters
                                           Senior Vice President,
                                           Chief Financial Officer

Date:    March 15, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2001.

Signature                      Title
---------                      -----

Principal Executive Officer:


/s/ W. David Walters           Senior Vice President, Chief Financial Officer
-------------------------
W. David Walters

/s/ Richard A. Kayne           Chairman of the Board and Director
-------------------------
Richard A. Kayne

/s/ Peter B. Foreman           Director
-------------------------
Peter B. Foreman

/s/ Peter H. Neuwirth          Director
-------------------------
Peter H. Neuwirth

/s/ Scott H. Shlecter          Director
-------------------------
Scott H. Shlecter

/s/ Robert V. Sinnott          Director
-------------------------
Robert V. Sinnott

/s/ Jerry R. Welch             Director
-------------------------
Jerry R. Welch