Form 10-Q
period 2001-04-01
GLACIER WATER SERVICES INC
filed 2001-05-14
CIK 883505

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: April 1, 2001

                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from__________to_________________

       Commission File Number: 1-11012
                       ---------

                         Glacier Water Services, Inc.
       -----------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                          33-0493559
---------------------------------------------       --------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
  or organization)                                  Identification No.)

2261 Cosmos Court, Carlsbad, California                  92009
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                (760)  930-2420
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                   N/A
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of issuer's class of common stock, as of the latest practicable date: 2,834,474 shares of common stock, $.01 par value, outstanding at April 29, 2001.

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                                                   April 1,             December 31,
                                                                                    2001                    2000*
                                                                                  ---------             ------------
                                 ASSETS                                          (unaudited)
                                 ------
Current assets:
   Cash and cash equivalents.............................................        $  1,738                  $  1,428
   Investments, available for sale.......................................           3,027                     3,195
   Accounts receivable...................................................             568                       765
   Inventories...........................................................           2,603                     2,587
   Prepaid expenses and other............................................             943                     1,070
                                                                                 --------                  --------
     Total current assets................................................           8,879                     9,045

Property and equipment, net of accumulated depreciation..................          53,859                    55,366
Other assets.............................................................           9,612                    10,205
                                                                                 --------                  --------
Total assets.............................................................        $ 72,350                  $ 74,616
                                                                                 ========                  ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
   Accounts payable......................................................        $    622                  $    839
   Accrued commissions...................................................           2,211                     2,286
   Accrued liabilities...................................................           1,694                     1,504
                                                                                 --------                  --------
      Total current liabilities..........................................           4,527                     4,629

Long-term debt and line of credit........................................          69,745                    69,755

Stockholders' equity:
    Preferred stock, $.01 par value; 100,000 shares authorized,
     no shares issued or outstanding.....................................              --                        --
    Common stock, $.01 par value; 10,000,000 shares authorized,
     2,834,474  shares issued and outstanding............................              35                        35
    Additional paid-in capital...........................................          16,188                    16,188
    Retained deficit.....................................................          (3,244)                   (1,227)
    Treasury stock, at cost, 603,726 shares..............................         (14,852)                  (14,852)
    Accumulated other comprehensive (loss) income........................             (49)                       88
                                                                                 --------                  --------
      Total stockholders' equity.........................................          (1,922)                      232
                                                                                 --------                  --------
Total liabilities and stockholders' equity...............................        $ 72,350                  $ 74,616
                                                                                 ========                  ========

  * Amounts derived from audited information



 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (dollars in thousands, except shares and per share amounts)
                                  (unaudited)

                                                                                                  Three Months Ended
                                                                                              --------------------------
                                                                                               April 1,          April 2,
                                                                                                 2001              2000
                                                                                              ----------        ---------
Revenues..............................................................................       $   13,440        $   12,785

Operating costs and expenses:
       Operating expenses.............................................................            8,780             8,587
       Selling, general and administrative expenses...................................            2,324             1,998
       Depreciation and amortization..................................................            2,910             3,033
                                                                                             ----------        ----------
               Total operating costs and expenses.....................................           14,014            13,618
                                                                                             ----------        ----------
Loss from operations..................................................................             (574)             (833)

Other (income) expenses:
      Interest expense................................................................            1,566             1,783
      Investment income...............................................................             (119)             (240)
                                                                                             ----------        ----------
Total other expense...................................................................            1,447             1,543
                                                                                             ----------        ----------
Loss before income taxes and extraordinary item.......................................           (2,021)           (2,376)

Income tax benefit....................................................................                -                 -
                                                                                             ----------        ----------

Loss before extraordinary gain........................................................           (2,021)           (2,376)

Extraordinary gain on early retirement of debt........................................                4             1,073
                                                                                             ----------        ----------
Net loss..............................................................................       $   (2,017)       $   (1,303)
                                                                                             ==========        ==========
Basic and diluted loss per share:
Loss before extraordinary item........................................................       $     (.71)       $     (.84)
Extraordinary gain....................................................................              .00               .38
                                                                                             ----------        ----------
Net loss..............................................................................       $     (.71)       $     (.46)
                                                                                             ==========        ==========
Weighted average shares used in calculation...........................................        2,834,474         2,834,174


 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (dollars in thousands)
                                  (unaudited)



                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                              April 1,        April 2,
                                                                                                2001            2000
                                                                                              --------         -------
Net loss                                                                                       $(2,017)        $(1,303)
                                                                                               -------         -------
Unrealized gain (loss) on securities:
     Unrealized holding loss arising during the period                                            (124)           (490)
     Less: reclassification adjustment for losses (gains) included in net loss                      13             (10)
                                                                                               -------         -------
Net unrealized loss                                                                               (137)           (480)
                                                                                               -------         -------
Comprehensive loss                                                                             $(2,153)        $(1,783)
                                                                                               =======         =======


 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)


                                                                                           Three months Ended
                                                                                       --------------------------
                                                                                         April 1,        April 2,
                                                                                           2001            2000
                                                                                       -----------       ---------
Cash flows from operating activities:
     Net loss                                                                           $(2,017)        $(1,303)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
          Depreciation and amortization                                                   2,910           3,033
          Extraordinary gain on early retirement of debt                                     (4)         (1,073)
          Loss on disposal of assets                                                         13               -
          Realized gain on sales of investments                                             (29)            (10)
     Change in operating assets and liabilities:
          Accounts receivable                                                               197              57
          Inventories                                                                       (17)            114
          Prepaid expenses and other                                                        127            (134)
          Payments for prepaid marketing incentives                                         (65)         (2,096)
          Other assets                                                                        7              60
          Accounts payable, accrued liabilities and accrued commissions                    (102)           (315)
                                                                                        -------         -------
                    Total adjustments                                                     3,037            (364)
                                                                                        -------         -------
                    Net cash provided by (used in) operating activities                   1,020          (1,667)
                                                                                        -------         -------
Cash flows from investing activities:
     Purchase of  vending equipment                                                        (726)         (2,942)
     Purchase of property and equipment                                                     (38)            (56)
     Purchase of investments                                                                  -            (799)
     Proceeds from sale and maturities of investments                                        59           1,285
                                                                                        -------         -------
                    Net cash used in investing activities                                  (705)         (2,512)
                                                                                        -------         -------
Cash flows from financing activities:
    Early retirement of long-term debt                                                       (5)         (1,944)
    Proceeds from borrowings on line of credit                                            3,485           6,879
    Principal payments on line of credit                                                 (3,485)         (3,060)
                                                                                        -------         -------
                   Net cash (used in) provided by  financing activities                      (5)          1,875
                                                                                        -------         -------
Net increase (decrease) in cash and cash equivalents                                        310          (2,304)
Cash and cash equivalents, beginning of period                                            1,428           4,205
                                                                                        -------         -------
Cash and cash equivalents, end of period                                                $ 1,738         $ 1,901
                                                                                        =======         =======

 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                            (dollars in thousands)
                                  (unaudited)


                                                                                      Three months Ended
                                                                                  ----------------------------
                                                                                   April 1,          April 2,
                                                                                     2001             2000
                                                                                  ---------          --------
   Cash paid for interest......................................................     $1,550            $1,741
                                                                                    ======            ======
   Cash paid for income taxes..................................................     $    4            $    -
                                                                                    ======            ======

 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 1, 2001
                                  (unaudited)


     This report contains "forward-looking" information, as that term is defined by the federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words such as "may", "will", "expect", "anticipate", "believe", "estimate", and similar words used in this report. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties (including trade relations and completion) that may cause our actual results to be materially different from any future results expressed or implied in those statements.

     Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution readers not to place undue reliance on these statements, which speak only as of the date of this report.

     The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.


1.   Summary of Significant Accounting Policies

     Basis of Presentation

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three-month periods ended April 1, 2001 and April 2, 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended April 1, 2001 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Investments

     Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At April 1, 2001 and December 31, 2000, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, write-downs associated with investments deemed to be

                         GLACIER WATER SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
                                  (Continued)
                                 April 1, 2001
                                 (unaudited)

permanently impaired, interest income, and dividends are included in investment income in the accompanying statements of operations. Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management's determination that an investment's impairment is considered to be other than temporary. As of April 1, 2001, management believes its unrealized losses aggregating $49,000 to be temporary in nature. The cost of securities sold is based on the specific identification method.

     At April 1, 2001, short-term investments consisted of the following (in thousands):

                                                      Gross            Gross          Estimated
                                                   Unrealized       Unrealized          Fair
                                         Cost         Gains            Losses           Value
                                         ----         -----            ------           -----
Corporate securities                    $2,523          $117            $   -          $2,640
Mortgage backed securities                 553             -             (166)            387
                                        ------          ----            -----          ------
   Total debt securities                $3,076          $117            $(166)         $3,027
                                        ======          ====            =====          ======

     The Company's primary market risk exposure is interest rate risk. At April 1, 2001, the Company held a portfolio of marketable securities with an estimated fair value equal to $3,027,000. The entire $3,027,000, consisted of debt investments available-for-sale. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations.

     Proceeds from sales or maturities of investments for the three-month period ended April 1, 2001 were $59,000. Gross realized gains on such sales or maturities for the three-month period were $29,000. The Company had no gross realized losses for the three-month period. Corporate debt securities have maturity dates of February and October 2003. The mortgage backed security has a maturity date of December 2021. The Company's investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party.

     At December 31, 2000, investments available for sale consisted of the following (in thousands):

                                 Gross           Gross           Gross            Estimated
                               Amortized      Unrealized       Unrealized           Fair
                                  Cost           Gains           Losses             Value
                                -------         ------         ----------         ---------
Corporate securities             $2,523           $117              $ --             $2,640
Mortgage backed securities          584             --               (29)               555
                                 ------           ----              ----             ------
   Total debt securities         $3,107           $117              $(29)            $3,195
                                 ======           ====              ====             ======

3.   Long-Term Debt and Line of Credit

     As of April 1, 2001, there were 2,478,600 shares of the Trust Preferred Securities outstanding, which had a carrying value of $61,965,000. On June 23, 2000, the Company entered into a credit facility with Tokai Bank of California, which provides for borrowings of up to $10,000,000. The credit facility which has a current maturity date of June 1, 2002, requires monthly interest payments at the lender's prime rate (8.0% per annum at April 1, 2001) or LIBOR plus 1.60% (7.25% per annum at April 1, 2001). As of April 1, 2001, the Company had approximately $2,325,000 of funds available under the credit facility.

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 April 1, 2001
                                 (unaudited)

4.  Extraordinary Item

     As of April 1, 2001, the Company's Board of Directors have authorized the Company to purchase up to 1,250,000, or approximately 36.8% of the 3,400,000 shares, of the Glacier Water Trust Preferred Securities (AMEX: HOO_pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, in the open market as part of the Company's stock repurchase plan. During the quarter ended April 1, 2001, the Company repurchased 400 shares of the Trust Preferred Securities at an average price of $13.55 per share. This resulted in a net extraordinary gain of $4,100, which was the result of a gain of $4,600, less the write-off of $500 of related deferred debt costs. Through April 1, 2001, the Company has repurchased 921,400 shares of the Trust Preferred Securities at an average price of $16.41.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the accompanying Notes thereto of the Company appearing elsewhere in this report.

Results of Operations
---------------------

Overview
--------

     The Company has built an extensive network of water vending machines located throughout the United States by placing its water vending machines at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations. As of April 1, 2001, the Company operated 13,389 machines in 35 states compared to 14,045 machines at the same time last year. As reported previously, the Company returned approximately 500 machines to inventory in connection with the discontinuation of its Mexico City, Mexico operations at the end of the third quarter last year.

Revenues
--------

     For the quarter ended April 1, 2001, revenues increased $655,000 or 5.1% to $13,440,000 from $12,785,000 for the first quarter a year ago. The increase in revenues for the quarter ended April 1, 2001 was due to having increased revenues per machine this year compared to the softer revenues last year which were negatively impacted by the Y2K purchases of bottled water by consumers in December 1999. Because consumers experienced no problems associated with Y2K, these purchases were consumed in January and February 2000, resulting in an overall lower demand for drinking water during the quarter ended April 2, 2000. Revenue for the quarter ended April 2, 2000 included approximately $110,000 associated with the operation in Mexico City, Mexico.

Costs and Expenses
------------------

     Operating expenses for the quarter ended April 1, 2001 were $8,779,600, or 65.3% of revenues, compared to $8,587,100, or 67.2% of revenues in the same period last year. The increase in total operating expenses was the result of higher commissions due to the increased revenues offset by lower servicing costs. The decrease in operating expenses as a percentage of revenues was the result of higher revenues this year as described above.

     Selling, general and administrative ("SG&A") expenses for the quarter ended April 1, 2001 increased $326,800 to $2,324,400, or 17.3% of revenues, compared to $1,997,600, or 15.6% of revenues in the same period last year. This increase was primarily due to the suspension of the Company's manufacturing activity in June 2000 as a result of having sufficient machines in inventory. Currently included in SG&A are certain overhead costs which had previously been allocated as part of the manufacturing process. Also included in the increase in SG&A expenses are severance costs associated with the termination of employment of certain executives.

     Depreciation and amortization expense was $2,910,000 for the quarter ended April 1, 2001 compared to $3,032,600 for the same period last year. Interest expense decreased to $1,566,100, for the quarter ended April 1, 2001 compared to $1,783,000 for the same period last year. The decrease in interest expense is a result of lower debt levels this year resulting from the repurchase of Glacier Water Trust Preferred Securities, described in the next paragraph. The Company had $119,000 of investment income in the quarter ended April 1, 2001 compared to investment income of $240,000 in the same period last year. The decrease in investment income is a result of a lower average investment balance this period compared to the same period last year.

     For the quarter ended April 1, 2001, the Company reported a net extraordinary gain of $4,100 resulting from the early retirement of debt, compared to a net extraordinary gain of $1,072,700 for the same quarter a year ago. During the quarter ended April 1, 2001, the Company repurchased 400 shares of the Trust Preferred Securities at an average price of $13.55 per share. This resulted in a net extraordinary gain of $4,100, after the write-off of $500 of related deferred debt costs.

     As a result of the foregoing, the Company incurred a loss before extraordinary gain on the early retirement of debt of $2,021,200, or $0.71 per basic and diluted share for the quarter ended April 1, 2001, compared to a loss of $2,375,300, or $0.84 per basic and diluted share for the quarter ended April 2, 2000. After the effect of the extraordinary gain, the net loss for the quarter ended April 1, 2001 was $2,017,100, or $.71 per basic and diluted share, compared with net loss of $1,302,700, or $.46 per share for the quarter ended April 2, 2000.

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of liquidity and capital resources were cash and investments, cash flows from operations and funds available under the Company's credit facility. On June 23, 2000, the Company entered into a credit facility with Tokai Bank of California which provides for borrowings of up to $10,000,000. The credit facility which has a current maturity date of June 1 2002, requires monthly interest payments at the lender's prime rate (8.0% per annum at April 1, 2001) or LIBOR plus 1.60% (7.25% per annum at April 1, 2001). As of April 1, 2001, the Company had approximately $2,325,000 of funds available under the credit facility.

     At April 1, 2001, the Company had cash and cash equivalents and marketable securities of $4,765,000, and working capital of $4,352,000. Net cash provided by operating activities was $1,020,000; net cash used in investing activities was $705,000; and net cash used in financing activities was $5,000 for the quarter ended April 1, 2001. The Company's stockholders' equity as of April 1, 2001 was a negative $1,922,000, which amount is below the American Stock Exchange's minimum stockholders' equity requirement of $4,000,000.

     The Company believes that its cash and investments on hand, cash flow from operations and availability under its credit facility will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending machines, as well as distributions related to the Trust Preferred Securities, for at least the next 12 months.

     Through April 1, 2001, the Company had repurchased 921,400 shares of the Trust Preferred Securities at an average price of $16.41. As of April 1, 2001, the Company's Board of Directors have authorized the Company to purchase up to 1,250,000 of the Trust Preferred Securities in the open market as part of the Company's stock repurchase plan.

ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. At April 1, 2001, the Company held a portfolio of marketable securities with an estimated fair value equal to $3,027,000. The entire $3,027,000, consisted of debt investments available-for-sale and the Company held no convertible debt securities or equity securities as of April 1, 2001. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations.

     The Company's investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party, primarily in fixed rate corporate bonds and mortgage backed securities.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     As of April 1, 2001, the Company was not involved in any legal proceedings that in management's determination will have a material impact on the Company, its financial position or its results of operations.


Item 6.                Exhibits and Reports on Form 8-K

        a. Exhibits
           --------

           None

        b. Reports on Form 8-K
           -------------------

           None


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            GLACIER WATER SERVICES, INC.

Date:  May 11, 2001         By: /s/  W. David Walters
       ------------            ----------------------
                               W. David Walters
                               Senior Vice President, Chief Financial Officer