Form 10-Q
period 2001-07-01
GLACIER WATER SERVICES INC
filed 2001-08-08
CIK 883505

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: July 1, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________________

     Commission File Number: 1-11012

                         Glacier Water Services, Inc.
            -----------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                         33-0493559
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

2651 La Mirada Drive, Suite 100, Vista, California              92083
---------------------------------------------------           ----------
(Address of principal executive offices)                      (Zip Code)

                                (760)  560-1111
              --------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
 -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 2,834,474 shares of common stock, $.01 par value, outstanding at July 28, 2001.

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)


                                                                                         July 1,          December 31,
                                                                                           2001              2000 *
                                                                                         --------         -----------
                      Assets                                                           (unaudited)
                      ------
Current assets:
   Cash and cash equivalents.......................................................      $  2,888           $  1,428
   Investments, available for sale.................................................         2,109              3,195
   Accounts receivable.............................................................           646                765
   Inventories.....................................................................         2,549              2,587
   Prepaid expenses and other......................................................           691              1,070
                                                                                         --------           --------
      Total current assets.........................................................         8,883              9,045

Property and equipment, net of accumulated depreciation............................        52,135             55,366
Other assets.......................................................................         9,016             10,205
                                                                                         --------           --------
Total assets.......................................................................      $ 70,034           $ 74,616
                                                                                         ========           ========

               Liabilities and Stockholders' Equity (Deficit)
               ----------------------------------------------
Current liabilities:
   Accounts payable................................................................      $    552           $    839
   Accrued commissions.............................................................         2,360              2,286
   Accrued liabilities.............................................................         1,471              1,609
   Line of Credit..................................................................         5,000                 --
                                                                                         --------           --------
      Total current liabilities....................................................         9,383              4,734

Line of credit.....................................................................            --              7,675
Long-term debt.....................................................................        61,965             61,975

Stockholders' equity (deficit):
   Common stock, $.01 par value; 10,000,000 shares authorized,
      2,834,474 shares issued and outstanding......................................            35                 35
   Preferred stock, $.01 par value; 8% cumulative redeemable convertible; 100,000
    shares authorized, 16,000 and no shares, respectively, issued and outstanding..            --                 --
   Additional paid-in capital......................................................        17,788             16,188
   Retained deficit................................................................        (4,235)            (1,227)
   Treasury stock, at cost, 603,726 shares.........................................       (14,852)           (14,852)
   Accumulated other comprehensive income (loss)...................................           (50)                88
                                                                                         --------           --------
      Total stockholders' equity (deficit).........................................        (1,314)               232
                                                                                         --------           --------
Total liabilities and stockholders' equity (deficit)...............................      $ 70,034           $ 74,616
                                                                                         ========           ========

* Amounts derived from audited information


  The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (dollars in thousands, except shares and per share data)
                                  (unaudited)

                                                                     Three Months Ended               Six Months Ended
                                                                ---------------------------     --------------------------
                                                                 July 1,         July 2,         July 1,         July 2,
                                                                   2001            2000            2001            2000
                                                                ----------      ----------      ----------      ----------
Revenues...................................................     $   15,473      $   15,939      $   28,913      $   28,724

Operating costs and expenses:
     Operating expenses....................................          9,749          10,349          18,529          18,936
     Selling, general and administrative expenses..........          2,231           2,282           4,555           4,279
     Depreciation and amortization.........................          3,028           3,077           5,938           6,110
                                                                ----------      ----------      ----------      ----------
          Total operating costs and expenses...............         15,008          15,708          29,022          29,325
                                                                ----------      ----------      ----------      ----------

Income (loss) from operations..............................            465             231            (109)           (601)

Other (income) expenses:
     Interest expense......................................          1,530           1,785           3,096           3,568
     Investment income.....................................            (75)           (302)           (194)           (541)
                                                                ----------      ----------      ----------      ----------
Total other expenses.......................................          1,455           1,483           2,902           3,027
                                                                ----------      ----------      ----------      ----------

Loss before income taxes and extraordinary item............           (990)         (1,252)         (3,011)         (3,628)

Income tax benefit.........................................             --              --              --              --
                                                                ----------      ----------      ----------      ----------

Loss before extraordinary gain.............................           (990)         (1,252)         (3,011)         (3,628)

Extraordinary gain on early retirement of debt, net
  of tax...................................................             --             460               4           1,533
                                                                ----------      ----------      ----------      ----------

Net loss...................................................     $     (990)     $     (792)     $   (3,007)     $   (2,095)
                                                                ==========      ==========      ==========      ==========

Basic and diluted loss per share:
Loss before extraordinary item.............................     $    (0.35)     $    (0.44)         $(1.06)     $    (1.28)
Extraordinary gain.........................................             --             .16              --             .54
                                                                ----------      ----------      ----------      ----------
Net loss...................................................     $    (0.35)     $    (0.28)         $(1.06)     $    (0.74)
                                                                ==========      ==========      ==========      ==========

Shares used in calculation.................................      2,834,474       2,843,965       2,834,474       2,834,570

  The accompanying notes are an integral part of these consolidated financial statements.

                          Glacier Water Services, Inc.
             Consolidated Statements of Comprehensive Income (Loss)
                             (dollars in thousands)

                                                                         Three Months Ended            Six Months Ended
                                                                       -----------------------      ------------------------
                                                                         July 1,      July 2,        July 1,        July 2,
                                                                          2001         2000            2001          2000
                                                                        ---------     --------      ---------      ---------
Net loss                                                                $(990)         $(792)        $(3,007)        $(2,095)
                                                                        -----          -----         -------         -------
Unrealized  (loss) on securities:
    Unrealized holding gain (loss) arising during the period                4             48            (162)           (382)
    Less: reclassification adjustment for losses (gains)
     included in net loss                                                   5            (20)            (24)             30
                                                                        -----          -----         -------         -------
Net unrealized gain (loss)                                                 (1)            68            (138)           (412)
                                                                        -----          -----         -------         -------
Comprehensive loss                                                      $(991)         $(724)        $(3,145)        $(2,507)
                                                                        =====          =====         =======         =======


  The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (unaudited)

                                                                                   Six Months Ended
                                                                               -----------------------
                                                                               July 1,         July 2,
                                                                                2001            2000
                                                                               -------         -------
Cash flow from operating activities:
   Net loss                                                                    $(3,007)        $(2,095)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                             5,938           6,110
       Loss on disposal of assets                                                   33              10
       Extraordinary gain on early retirement of debt                               (4)         (1,533)
       Realized gain on sales of investments                                       (24)            (30)
   Change in operating assets and liabilities:
       Accounts receivable                                                         119            (236)
       Inventories                                                                  38             448
       Prepaid expenses and other                                                  379             127
       Payments for prepaid marketing incentives                                  (153)         (2,289)
       Other assets                                                                 51             111
       Accounts payable, accrued liabilities and accrued commissions              (351)           (394)
                                                                               -------         -------
                    Total adjustments                                            6,026           2,324
                                                                               -------         -------
                    Net cash provided by operating activities                    3,019             229
                                                                               -------         -------
Cash flows from investing activities:
   Net investment in vending equipment                                          (1,294)         (4,965)
   Purchase of property and equipment                                             (156)           (364)
   Purchase of investments                                                          --            (799)
   Proceeds from sale of investments                                               856           2,670
   Proceeds from maturities of investments                                         115             142
                                                                               -------         -------
                    Net cash used in investing activities                         (479)         (3,316)
                                                                               -------         -------
Cash flows from financing activities:
   Early retirement of debt                                                         (5)         (2,900)
   Proceeds from borrowings on line of credit                                    6,865          10,976
   Principal payments on line of credit                                         (9,540)         (7,703)
   Proceeds from issuance of stock                                               1,600              69
                                                                               -------         -------
                     Net cash (used in) provided by financing activities        (1,080)            442
                                                                               -------         -------
Net increase (decrease) in cash and cash equivalents                             1,460          (2,645)
Cash and cash equivalents, beginning of period                                   1,428           4,205
                                                                               -------         -------
Cash and cash equivalents, end of period                                       $ 2,888         $ 1,560
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

                          GLACIER WATER SERVICES, INC.
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                            (dollars in thousands)
                                  (unaudited)


                                                                                                  Six Months Ended
                                                                                               ----------------------
                                                                                                  July 1,    July 2,
                                                                                                   2001       2000
                                                                                               -----------  ---------
   Cash paid for interest....................................................................       $3,102       $3,384
                                                                                                    ======       ======

   Cash paid for income taxes................................................................       $    4       $   --
                                                                                                    ======       ======


  The accompanying notes are an integral part of these consolidated financial statements.

                         GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2001
                                  (unaudited)


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

1.   Summary of Significant Accounting Policies

     Basis of Presentation

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three- and six-month periods ended July 1, 2001 and July 2, 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and six-month period ended July 1, 2001 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   Reclassification

     Certain prior year amounts have been reclassified to conform to the current presentation.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  July 1, 2001
                                  (unaudited)

2.   Investments

     Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At July 1, 2001 and December 31, 2000, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, write-downs associated with investments deemed to be permanently impaired, interest income, and dividend income are included as investment income or loss in the accompanying statements of operations. Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management's determination that an investment impairment is considered to be other than temporary. As of July 1, 2001, management believes its unrealized losses aggregating $50,000 to be temporary in nature. The cost of securities sold is based on the specific identification method.

     At July 1, 2001, short-term investments consisted of the following (in thousands):

                                                    Gross          Gross        Estimated
                                                  Unrealized     Unrealized        Fair
                                       Cost          Gains         Losses         Value
                                       ----          -----         ------         -----
Corporate securities                   $1,667          $118          $  --         $1,785
Mortgage backed securities                492            --           (168)           324
                                       ------          ----          -----         ------
Total debt securities                  $2,159          $118          $(168)        $2,109
                                       ======          ====          =====         ======

     The Company's primary market risk exposure is interest rate risk. The Company's exposure to interest rate risk relates primarily to the opportunity cost associated with fixed rate obligations. At July 1, 2001, the Company held a portfolio of marketable securities, which were non-investment grade debt securities, with an estimated fair value equal to $2,109,000, which consisted of corporate debt securities and a mortgage backed security with carrying values of $1,785,000 and $324,000, respectively.

     Proceeds from sales of marketable securities for both the three- and six-month periods ended July 1, 2001 were $856,000 as the Company had no sales during the first quarter. Proceeds from the maturities of marketable securities for the three- and six-month periods ended July 1, 2001 were $56,000 and $115,000, respectively. Gross realized gains on such sales or maturities for the three- and six-month periods ended July 1, 2001 were $1,000 and $30,000, respectively. Gross realized losses on such sales or maturities for both the three- and six-month periods ended July 1, 2001 were $6,000. The mortgage backed securities have a maturity date of December 2021. The Company's investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party.

     For the quarter ended July 1, 2001, the Company incurred net investment income totaling $75,000, which consisted of management fees of $4,000, investment earnings of $84,000, and net realized losses on the sale or maturities of investments of $5,000 compared to a net investment income totaling $302,000, which consisted of management fees of $11,000, investment earnings of $292,000,

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  July 1, 2001
                                  (unaudited)

and a net realized gain on the sale or maturities of investments of $21,000 for the same period last year. For the six-month period ended July 1, 2001, the Company incurred net investment income totaling $194,000, which consisted of management fees of $8,000, investment earnings of $178,000, and a net realized gain on the sale or maturities of investments of $24,000 compared to a net investment income totaling $541,000, which consisted of management fees of $25,000, investment earnings of $536,000, and a net realized gain on the sale or maturities of investments of $30,000 for the same period last year.

     At December 31, 2000, investments available-for-sale consisted of the following (in thousands):

                                                    Gross          Gross        Estimated
                                                  Unrealized     Unrealized        Fair
                                       Cost          Gains         Losses         Value
                                       ----          -----         ------         -----
Corporate securities                   $2,523        $117          $ --           $2,640
Mortgage backed securities                584          --           (29)             555
                                       ------        ----          ----           ------
   Total debt securities               $3,107        $117          $(29)          $3,195
                                       ======        ====          ====           ======

3.   Inventories

     Inventories consist of machine parts used to repair vending machines in operation, and are stated at the lower of cost (moving weighted average) or market. Periodically these parts are used to assemble vending machines. Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment. As of July 1, 2001 and December 31, 2000, there were no vending machines in the process of assembly.

4.   Long-Term Debt and Line of Credit

     The outstanding shares of the Glacier Water Trust Preferred Securities (AMEX: HOO_pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, (the "Trust Preferred Securities") represent the Company's long-term debt. As of July 1, 2001, there were 2,478,600 shares of the Trust Preferred Securities outstanding, which had a carrying value of $61,965,000 and have a maturity date of January 31, 2028. The Company has a credit facility with Tokai Bank of California, which provides for borrowings of up to $10,000,000. The credit facility, which has a current maturity date of June 1, 2002, requires monthly interest payments at the lender's prime rate (6.75% per annum at July 1, 2001) or LIBOR plus 1.90% (5.99% per annum at July 1, 2001). As of July 1, 2001, the Company had approximately $5,000,000 of funds available under the credit facility.

5.   Extraordinary Item

     As of July 1, 2001, the Company's Board of Directors has authorized the Company to purchase up to 1,250,000, or approximately 36.8% of the 3,400,000 shares, of the Trust Preferred Securities in the open market as part of the Company's stock repurchase plan. No shares of the Trust Preferred Securities were repurchased during the quarter ended July 1, 2001. Through July 1, 2001, the Company has repurchased 921,400 shares of the Trust Preferred Securities at an average price of $16.41.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  July 1, 2001
                                  (unaudited)

6.   Issuance of 8% Cumulative Redeemable Convertible Preferred Stock

     During the quarter ended July 1, 2001, the Company issued 16,000 shares of Glacier Water Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), which resulted in an increase to shareholder's equity of $1,600,000. Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend ("Dividend") at the rate of 8% per annum of the original purchase price of each share of Preferred Stock. If after Dividends have been declared, the Company declares dividends or other distributions on the common stock, such distributions shall be declared pro rata on the common stock and the Preferred Stock. The Company accrued $2,100 in dividends for the quarter ended July 1, 2001 associated with the Preferred Stock.

     In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution, before any payment shall be made to holders of the common stock or any other class or series of stock of the Company ranking junior to the Preferred Stock, an amount equal to $100.00 per share plus any accrued but unpaid Dividends ("Liquidation Amount"). After payment of the Liquidation Amount, all of the remaining assets of the Company available for distribution shall be distributed ratably among holders of all preferred and common stock of the Company. The Preferred Stock may be redeemed on or after the third anniversary of the issuance, at the election of the Company, for redemption prices equal to 103%, 102%, 101%, and 100% of the Liquidation Amount on or after the third, fourth, fifth, and sixth anniversary, respectively. In addition, the Preferred Stock may be redeemed, at the election of the Company, at 100% of the Liquidation Amount if the closing price of the Company's common stock remains at or above $19.00 for 10 consecutive trading days. The Preferred Stock is convertible into shares of common stock computed by dividing the Liquidation Amount, with respect to the number of shares of Preferred Stock to be converted, by $9.50.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Overview
--------

     The Company has built an extensive network of water vending machines located throughout the United States by placing its water vending machines at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations. As of July 1, 2001, the Company operated 13,419 machines in 35 states compared to 13,817 machines at the same time last year. As reported previously, the Company discontinued its Mexico City, Mexico operation during the third quarter last year and returned approximately 500 machines to United States. These machines are currently being stored in Houston, Texas awaiting redeployment.

     Over the past three years, the Company has expanded into new markets. Such expansion has required the Company to commit costs in support of the infrastructure necessary to support these new markets. Future expansion of vending machines into new markets will be limited in order to allow the Company to concentrate its efforts in installing machines at new locations within existing markets where it currently operates. This strategy should build synergies and enhance the Company's ability to leverage its fixed costs in the new markets. The Company continually looks for ways to reduce operating costs in all areas. The Company continually explores opportunities to implement technology to improve the efficiency of servicing the vending machines to lower operating cost. The Company continues to monitor selling, general and administrative expenses and reduces costs where possible. Further, in an effort to improve net results, the Company has utilized its net cash provided by operations and proceeds from the sale of investments to retire, at a discount, a portion of the long-term debt early. This early retirement of a portion of the long-term debt reduces the Company's interest expense and improves its net results. The Company continually evaluates opportunities to either streamline or make operations more efficient.

Revenues
--------

     For the quarter ended July 1, 2001, revenues decreased $466,000 or 2.9% to $15,473,000 compared to $15,939,000 for the second quarter a year ago. The decrease in revenues for the quarter was the result of having fewer machines in operation compared to the prior year and the discontinuance of the Mexico operation during the third quarter of last year. For the six-month period ended July 1, 2001, revenues increased $189,000 or 0.7% to $28,913,000 compared to $28,724,000 for the same period in the prior year. The increase in revenues for the six-month period ended July 1, 2001 was due primarily to the higher revenues per machine this year offset by fewer machines in operation and the discontinuance of the Mexico operation during the third quarter of last year.

     The Company began operations in Mexico during fiscal 1998. As previously discussed, the Mexico operation was discontinued during the third quarter last year. The Company recognized revenues from the Mexican operation of approximately $136,000 and $247,000 for the three- and six-month periods ended July 2, 2000, respectively. Prior to the discontinuance of the operations in Mexico during the third quarter last year, the Company operated 434 machines in Mexico at its peak, of which, approximately 120 were located in water stores, which are retail stores that offered vended water as well as bottle cleaning services. The number of water stores peaked at approximately 40 by the third quarter of 2000. However, these revenues were overshadowed by larger operating costs (refer to section entitled Costs and Expenses), which resulted in significant net losses of approximately $276,000 and $558,000 for the three- and six-month periods ended July 2, 2000, respectively.

Accordingly, during the third quarter of 2000, to improve the Company's operating results, the operations in Mexico ceased and approximately 500 machines were returned to the United States for future deployment.

Costs and Expenses
------------------

     Operating expenses for the quarter ended July 1, 2001 decreased $600,000 to $9,749,000, or 63.0% of revenues, compared to $10,349,000, or 64.9% of revenues in the same period last year. The decrease in total operating expenses for the quarter ended July 1, 2001 was the result of lower commission expense due to lower revenues, lower cost of operations due to efficiencies realized in a number of markets and the discontinuance of the Mexico operation. Operating expenses for the six-month period ended July 1, 2001 decreased $407,000 to $18,529,000, or 64.1% of revenues, compared to $18,936,000, or 65.9% of revenues in the same period last year. The decrease in total operating expenses for the six-month period ended July 1, 2001 was the result of lower cost of operations due to efficiencies realized in a number of markets and the discontinuance of the Mexico operation offset by higher commission expense related to the increase in revenues.

     The Mexico operation incurred operating expenses of approximately $215,000 and $385,000 for the three- and six-month periods ended July 2, 2000, respectively. The operating costs in Mexico was the result of the number of vending machines placed in service as well as fixed costs which were primarily rent, utilities and personnel, associated with the number of water stores established in Mexico.

     Selling, general and administrative ("SG&A") expenses for the quarter ended July 1, 2001 decreased $51,000 to $2,231,000, or 14.4% of revenues, compared to $2,282,000, or 14.3% of revenues in the same period last year. Included in the SG&A for the three-month period ended July 2, 2000, was $126,000 attributed to the Mexico operation last year. SG&A expenses for the six-month period increased $276,000 to $4,555,000, or 15.8% of revenues, compared to $4,279,000, or 14.9%
of revenues in the same period last year. Included in the SG&A for the six-month period ended July 2, 2000, was $293,000 attributed to the Mexico operation. The change in SG&A expenses for both the quarter and the six-month periods ended July 1, 2001 was primarily due to a reduction associated with the discontinuance of the Mexico operation, offset by an increase due to certain overhead costs, previously allocated as part of the manufacturing process, which are currently included in SG&A as a result of the suspension of the Company's manufacturing activity in June 2000. Also included are severance costs associated with the termination of employment of certain executives during the first quarter this year.

     Depreciation and amortization expense was $3,028,000 for the quarter ended July 1, 2001, compared to $3,077,000 in the same period last year. Depreciation and amortization expense was $5,938,000 for the six-month period ended July 1, 2001, compared to $6,110,000 for the same period last year. The Mexico operation incurred depreciation and amortization expenses of $73,000 and $135,000 for the three- and six-month periods ended July 2, 2000 last year. The machines that were returned to the United States from Mexico, are being stored in Houston, Texas and continue to be depreciated.

     Interest expense decreased to $1,530,000, for the quarter ended July 1, 2001, compared to $1,785,000 in the same period last year. Interest expense for the six-month period ended July 1, 2001 decreased to $3,096,000, compared to $3,568,000 in the same period last year. The decrease in interest expense for both the three- and the six-month periods was the result of lower debt levels this year compared to last year. The lower debt levels were associated by the
Company's repurchase of the Trust Preferred Securities.   The Mexico operation
incurred interest income of $2,000 and $8,000 for the three- and six-month periods ended July 2, 2000 last year.

     For the quarter ended July 1, 2001, the Company incurred net investment income totaling $75,000, which consisted of management fees of $4,000, investment earnings of $84,000, and net realized losses on the sale or maturities of investments of $5,000 compared to a net investment income totaling $302,000, which consisted of management fees of $11,000, investment earnings of $292,000, and a net realized gain on the sale or maturities of investments of $21,000 for the same period last year. For the six-month period ended July 1, 2001, the Company incurred net investment income totaling $194,000, which consisted of management fees of $8,000, investment earnings of $178,000, and a net realized gain on the sale or maturities of investments of $24,000 compared to a net investment income totaling $541,000, which consisted of management fees of $25,000, investment earnings of $536,000, and a net realized gain on the sale or maturities of investments of $30,000 for the same period last year. The decrease in investment income for both the three- and six-month periods was the result of having lower investments available-for-sale balances this year compared to last year.

     For the quarter ended July 1, 2001, the Company reported no net extraordinary gain resulting from the early retirement of debt compared to a net extraordinary gain of $460,000 for the same quarter last year. Last year's net extraordinary gain of $460,000 was the result of a gain of $531,000 less the write-off of $71,000 of related deferred debt costs. For the six-month period ended July 1, 2001, the Company repurchased 400 shares at an average price of 13.55, which resulted in a net extraordinary gain of $4,100 compared to a net
extraordinary gain of $1,533,000 for the same time last year.    The net
extraordinary gain of $4,100 this year was the result of a gain of $4,600 less the write-off of $500 of related deferred debt costs.

     As a result of the foregoing, the Company incurred a loss before extraordinary gain on the early retirement of debt of $990,000, or $.35 per basic and diluted share for the quarter ended July 1, 2001 compared to a loss of $1,252,000, or $0.44 per basic and diluted share for the quarter ended July 2, 2000. After giving effect to the extraordinary gain, the net loss was $990,000, or $0.35 per basic and diluted share for the quarter ended July 1, 2001, compared with a loss of $792,000, or $0.28 per share for the same quarter last year.

     For the six-months ended July 1, 2001, the Company incurred a loss before extraordinary gain on the early retirement of debt of $3,011,000, or $1.06 per basic and diluted share compared to a loss before extraordinary gain of $3,628,000, or $1.28 per basic and diluted share for the same period last year. After giving effect to the extraordinary gain, the net loss for the six-month period was $3,007,000, or $1.06 per basic and diluted share compared to a net loss of $2,095,000, or $0.74 per share for the same six-month period last year.

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of liquidity and capital resources were cash and investments, cash flows from operations, funds available under the Company's credit facility and proceeds from the issuance of 16,000 shares of Preferred Stock. On June 23, 2000, the Company entered into a new credit facility with Tokai Bank of California, which provides for borrowings of up to $10,000,000. The credit facility, which has a current maturity date of June 1, 2002, requires monthly interest payments at the lender's prime rate (6.75% per annum at July 1, 2001) or LIBOR plus 1.90% (5.99% per annum at July 1, 2001). As of July 1, 2001, the Company had approximately $5,000,000 of funds available under the credit facility.

     At July 1, 2001, the Company had cash and cash equivalents and marketable securities of $4,997,000 and negative working capital of $440,000 due to the revolver balance of $5,000,000 being classified as current due to the June 1, 2002 maturity date. Net cash provided by operating activities was $3,019,000; net cash used in investing activities was $479,000; and net cash used by financing activities was $1,080,000 for the six-month period ended July 1, 2001. The Company's stockholders' equity as of July 1, 2001 was a negative $1,314,000, which amount is below the American Stock Exchange's minimum stockholders' equity requirement of $4.0 million.

     During the quarter ended July 1, 2001, the Company issued 16,000 shares of Glacier Water Redeemable Convertible Preferred Stock (the "Preferred Stock"),
which resulted in an increase to shareholder's equity of $1,600,000.   Holders
of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend ("Dividend") at the rate of 8% per annum of the original purchase price of each share of Preferred Stock. Redemption of the Preferred Stock is solely at the option of the Company at any time after July 1, 2004.

     The Company believes that its cash and investments on hand, cash flow from operations and availability under its credit facility, will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending machines, as well as distributions related to the Trust Preferred Securities, for at least the next twelve months.

     During the six-month period ended July 1, 2001, the Company repurchased 400 shares of Trust Preferred Securities at an average price of $13.55. The Company used $5,400 in cash to repurchase $10,000 face value of its long-term debt less $500 of deferred financing costs. As of July 1, 2001, the Company's Board of Directors have authorized the Company to purchase 1,250,000 shares of the Trust Preferred Securities in the open market as part of the Company's stock repurchase plan. Through July 1, 2001, the Company had repurchased 921,400 shares of Trust Preferred Securities at an average price of $16.41. The Company believes that this is an excellent use of the Company's cash as it will result in reducing debt levels thereby lowering interest expense in excess of $1,300,000 per year for the remainder of the debt's outstanding maturity.

ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. The Company's exposure to interest rate risk relates primarily to the opportunity cost associated with fixed rate obligations. At July 1, 2001, the Company held a portfolio of marketable securities, which included non-investment grade debt securities, with an estimated fair value equal to $2,109,000 which consisted of corporate debt securities and a mortgage backed security with carrying values of $1,785,000 and $324,000, respectively.

     The Company's investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party, primarily in fixed rate corporate bonds and mortgage backed securities.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     As of July 1, 2001, the Company was not involved in any legal proceedings that in management's determination will have a material impact on the Company, its financial position or its results of operation.

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



                                GLACIER WATER SERVICES, INC.

Date:  August 8, 2001          By: /s/Brian H. McInerney
                                   ---------------------
                                   Brian H. McInerney
                                   President and Chief Executive Officer


Date:  August 8, 2001          By: /s/W. David Walters
                                   -------------------
                                   W. David Walters
                                   Senior Vice President and
                                   Chief Financial Officer