Form 10-Q
period 2001-09-30
GLACIER WATER SERVICES INC
filed 2001-11-13
CIK 883505

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2001

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

     Commission File Number: 1-11012
                             -------

                         Glacier Water Services, Inc.
                         ----------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                                   33-0493559
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

2651 La Mirada Drive, Suite 100, Vista, California                         92083
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                (760) 560-1111
                                --------------
             (Registrant's telephone number, including area code)


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

     Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 2,834,474 shares of common stock, $.01 par value, outstanding at November 1, 2001.

                         PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                          GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                                                         September 30,       December 31,
                                                                                             2001                2000 *
                                                                                         -------------       ------------
                                                                                          (unaudited)
                                      Assets
                                      ------
Current assets:
   Cash and cash equivalents...................................................            $  2,302            $  1,428
   Investments, available-for-sale.............................................               1,881               3,195
   Accounts receivable.........................................................                 695                 765
   Inventories.................................................................               2,552               2,587
   Prepaid expenses and other..................................................               1,048               1,070
                                                                                           --------            --------
      Total current assets.....................................................               8,478               9,045

Property and equipment, net of accumulated depreciation........................              50,350              55,366
Other assets...................................................................               8,370              10,205
                                                                                           --------            --------
Total assets...................................................................            $ 67,198            $ 74,616
                                                                                           ========            ========

                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------
Current liabilities:
   Accounts payable............................................................            $    440            $    839
   Accrued commissions.........................................................               2,602               2,286
   Accrued liabilities.........................................................               1,768               1,609
   Line of credit..............................................................               1,750                  --
                                                                                           --------            --------
      Total current liabilities................................................               6,560               4,734

Line of credit.................................................................                  --               7,675
Long-term debt.................................................................              61,965              61,975


Stockholders' equity (deficit):
   Preferred stock, $.01 par value; 8% cumulative redeemable convertible;
     100,000 shares authorized, 16,000 and no shares, respectively, issued and
     outstanding...............................................................                  --                  --
   Common stock, $.01 par value; 10,000,000 shares authorized,
     2,834,474 shares issued and outstanding...................................                  35                  35
   Additional paid-in capital..................................................              17,782              16,188
   Retained deficit............................................................              (4,246)             (1,227)
   Treasury stock, at cost, 603,726 shares.....................................             (14,852)            (14,852)
   Accumulated other comprehensive income (loss)...............................                 (46)                 88
                                                                                           --------            --------
      Total stockholders' equity (deficit).....................................              (1,327)                232
                                                                                           --------            --------
Total liabilities and stockholders' equity (deficit)...........................            $ 67,198            $ 74,616
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

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (dollars in thousands, except shares and per share data)
                                  (unaudited)

                                                                 Three Months Ended                      Nine Months Ended
                                                           ------------------------------          ------------------------------
                                                            Sept 30,             Oct 1,             Sept 30,             Oct 1,
                                                              2001                2000                2001                2000
                                                           ----------          ----------          ----------          ----------
Revenues..........................................         $   17,248          $   17,214          $   46,161          $   45,938

Operating costs and expenses:
     Operating expenses...........................             10,591              10,864              29,120              29,800
     Selling, general and administrative expenses.              2,059               2,367               6,614               6,646
     Depreciation and amortization................              3,152               3,068               9,090               9,179
     Non-recurring and other charges..............                 --               1,400                  --               1,400
                                                           ----------          ----------          ----------          ----------
          Total operating costs and expenses......             15,802              17,699              44,824              47,025
                                                           ----------          ----------          ----------          ----------

Income (loss) from operations.....................              1,446                (485)              1,337              (1,087)

Other (income) expenses:
     Interest expense.............................              1,454                 759               4,550               5,326
     Investment income............................                (29)               (344)               (222)               (885)
                                                           ----------          ----------          ----------          ----------
Total other expenses..............................              1,425               1,415               4,328               4,441
                                                           ----------          ----------          ----------          ----------

Income (loss) before income taxes and                              21              (1,900)             (2,991)             (5,528)
 extraordinary item...............................

Income taxes......................................                 --                  --                  --                  --
                                                           ----------          ----------          ----------          ----------

Income (loss) before extraordinary gain...........                 21              (1,900)             (2,991)             (5,528)

Extraordinary gain on early retirement of debt,                    --                 318                   4               1,851
 net of tax.......................................         ----------          ----------          ----------          ----------

Net income (loss).................................                 21              (1,582)             (2,987)             (3,677)
                                                           ----------          ----------          ----------          ----------

Preferred dividends...............................                 32                  --                  34                  --
                                                           ----------          ----------          ----------          ----------

Net loss applicable to common stockholders........         $      (11)         $   (1,582)         $   (3,021)         $   (3,677)
                                                           ==========          ==========          ==========          ==========

Basic and diluted loss per share:
Income (loss) before extraordinary item...........         $     0.00          $    (0.67)         $    (1.07)         $    (1.95)
Extraordinary gain................................                 --                 .11                  --                 .65
                                                           ----------          ----------          ----------          ----------
Net income (loss).................................         $     0.00          $    (0.56)         $    (1.07)         $    (1.30)
                                                           ==========          ==========          ==========          ==========

Shares used in calculation........................          2,834,474           2,840,174           2,834,474           2,836,438

  The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (dollars in thousands)
                                  (unaudited)

                                                     Three Months Ended      Nine Months Ended
                                                     --------------------    -------------------
                                                     Sept 30,     Oct 1,     Sept 30,     Oct 1,
                                                       2001        2000        2001        2000
                                                     --------    --------    --------    -------
Net income (loss)                                       $21      $(1,582)    $(2,987)    $(3,677)
Unrealized  (loss) on securities:
    Unrealized holding gain (loss) arising
     during the period                                   29          (31)       (135)       (474)
    Less: reclassification adjustment for
     losses (gains) included in net income (loss)        25          (30)         (1)        (61)
                                                        ---      -------     -------     -------
Net unrealized gain (loss)                                4           (1)       (134)       (413)
                                                        ---      -------     -------     -------
Comprehensive income (loss)                             $25      $(1,583)    $(3,121)    $(4,090)
                                                        ===      =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)




                                                                                           Nine Months Ended
                                                                                           -----------------
                                                                                  September 30,           October 1,
                                                                                      2001                   2000
                                                                                      ----                   ----
Cash flow from operating activities:
   Net loss                                                                          $ (2,987)              $ (3,677)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                                    9,090                  9,179
       Loss on disposal of assets                                                          38                    831
       Extraordinary gain on early retirement of debt                                      (4)                (1,851)
       Realized gain (loss) on sales of investments                                         1                    (61)
   Change in operating assets and liabilities:
       Accounts receivable                                                                 70                   (197)
       Inventories                                                                         35                    572
       Prepaid expenses and other                                                          22                    260
       Payments for prepaid marketing incentives                                         (202)                (2,749)
       Other assets                                                                        56                     94
       Accounts payable, accrued liabilities and accrued commissions                       44                    190
                                                                                     --------               --------
                    Total adjustments                                                   9,150                  6,268
                                                                                     --------               --------
                    Net cash provided by operating activities                           6,163                  2,591
                                                                                     --------               --------

Cash flows from investing activities:
   Net investment in vending equipment                                                 (1,878)                (5,520)
   Purchase of property and equipment                                                    (258)                  (448)
   Purchase of investments                                                                 --                   (931)
   Proceeds from sale of investments                                                    1,012                  2,670
   Proceeds from maturities of investments                                                165                    208
                                                                                     --------               --------
                    Net cash used in investing activities                                (959)                (4,021)
                                                                                     --------               --------

Cash flows from financing activities:
   Early retirement of debt                                                                (5)                (3,804)
   Proceeds from borrowings on line of credit                                           8,275                 14,606
   Principal payments on line of credit                                               (14,200)               (11,810)
   Proceeds from issuance of stock                                                      1,600                     69
                                                                                     --------               --------
                     Net cash used in financing activities                             (4,330)                  (939)
                                                                                     --------               --------
Net increase (decrease) and cash equivalents                                              874                 (2,369)
Cash and cash equivalents, beginning of period                                          1,428                  4,205
                                                                                     --------               --------
Cash and cash equivalents, end of period                                             $  2,302               $  1,836
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

                         GLACIER WATER SERVICES, INC.
               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                            (dollars in thousands)
                                  (unaudited)


                                                       Nine Months Ended
                                                       -----------------
                                                   September 30,    October 1,
                                                       2001            2000
                                                       ----            ----
   Cash paid for interest............................ $   4,532      $    5,222
                                                      =========      ==========

   Cash paid for income taxes........................ $       4      $        5
                                                      =========      ==========




  The accompanying notes are an integral part of these consolidated financial statements.

                         GLACIER WATER SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2001
                                  (unaudited)


1. Summary of Significant Accounting Policies

     Basis of Presentation

     In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three- and nine-month periods ended September 30, 2001 and October 1, 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and nine-month period ended September 30, 2001 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Reclassification

     Certain prior year amounts have been reclassified to conform to the current presentation.

2. Investments

     Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At September 30, 2001 and December 31, 2000, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with unrealized gains and losses, if any, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, write-downs associated with investments deemed to be permanently impaired, interest income, and dividend income are included as investment income or loss in the accompanying statements of operations. Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management's determination that an investment impairment is considered to be other than temporary. As of September 30, 2001, management believes its unrealized losses aggregating $46,000 to be temporary in nature. The cost of securities sold is based on the specific identification method.

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              September 30, 2001
                                  (unaudited)

     At September 30, 2001, short-term investments consisted of the following (in thousands):


                                             Gross         Gross     Estimated
                                           Unrealized   Unrealized      Fair
                                    Cost      Gains        Losses      Value
                                    ----      -----        ------      -----
    Corporate securities         $  1,511     $  118      $   --     $  1,629
    Mortgage backed securities        416         --        (164)         252
                                 --------     ------      -------    --------
      Total debt securities      $  1,927     $  118      $ (164)    $  1,881
                                 ========     ======      =======    ========

     The Company's primary market risk exposure is interest rate risk. The Company's exposure to interest rate risk relates primarily to the opportunity cost associated with fixed rate obligations. At September 30, 2001, the Company held a portfolio of marketable securities, which were non-investment grade debt securities, with an estimated fair value equal to $1,881,000, which consisted of corporate debt securities and a mortgage backed security with carrying values of $1,629,000 and $252,000, respectively.

     Proceeds from sales of marketable securities for the three- and nine-month periods ended September 30, 2001 were $156,000 and $1,012,000, respectively. Proceeds from the maturities of marketable securities for the three- and nine-month periods ended September 30, 2001 were $50,000 and $165,000, respectively. There were no realized gains on such sales or maturities for the three- and nine-month periods ended September 30, 2001. Gross realized losses on such sales or maturities for the three- and nine-month periods ended September 30, 2001 were $25,000 and $31,000, respectively. Gross realized gains on such sales for the nine-month period ended September 30, 2001 were $30,000. The mortgage backed securities have a maturity date of December 2021. The Company's investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party.

     For the quarter ended September 30, 2001, the Company incurred net investment income totaling $29,000, which consisted of management fees of $3,000, investment earnings of $57,000, and net realized losses on the sale or maturities of investments of $25,000 compared to a net investment income totaling $344,000, which consisted of management fees of $10,000, investment earnings of $324,000, and a net realized gain on the sale or maturities of investments of $30,000 for the same period last year. For the nine-month period ended September 30, 2001, the Company incurred net investment income totaling $222,000, which consisted of management fees of $11,000, investment earnings of $236,000, and a net realized loss on the sale or maturities of investments of $3,000 compared to a net investment income totaling $885,000, which consisted of management fees of $35,000, investment earnings of $860,000, and a net realized gain on the sale or maturities of investments of $60,000 for the same period last year.

     At December 31, 2000, investments available-for-sale consisted of the following (in thousands):


                                             Gross         Gross     Estimated
                                           Unrealized   Unrealized      Fair
                                    Cost      Gains        Losses      Value
                                    ----      -----        ------      -----
   Corporate securities         $  2,523      $  117      $   --     $  2,640
   Mortgage backed securities        584          --         (29)         555
                                --------      ------      -------    --------
     Total debt securities      $  3,107      $  117      $  (29)    $  3,195
                                ========      ======      =======    ========

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              September 30, 2001
                                  (unaudited)


3. Non-Recurring Charges

     In the third quarter of 2000, the Company approved a plan to discontinue operations in Mexico. As a result, the Company incurred non-recurring charges totaling $1,400,000 associated with the closure of its Mexico operation. The non-recurring charges consisted of leasehold improvement write-down of $545,000 related to water stores and warehouse, impairment losses on the disposal of equipment and fixtures located in Mexico of $338,000, severance costs of $83,000 related to involuntary termination of 35 employees, lease termination costs of $42,000, building closure expenses of $192,000, fees paid to advisors regarding actions to be taken in the restructuring of $117,000 and other direct costs associated with the exit plan of $83,000. By the end of the third quarter of 2000, the closure of the Mexico operation was substantially complete and the Company recorded an accrual of 376,000 relating to the exit activities, principally severance, lease terminations costs and fees to advisors.

     The company calculated the impairment loss on assets to be disposed of, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, by measuring the amount by which the carrying value exceeded the fair value less cost to sell the assets. Fair value was determined based upon the best information available for prices of similar assets, which could be bought or sold in a current transaction between unrelated parties. Further, in accordance with Emerging Issues Task Force (EITF) Issue 94-03, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), the Company accrued exit costs, which were identifiable and estimable.

4. Inventories

     Inventories consist of machine parts used to repair vending machines in operation, and are stated at the lower of cost (moving weighted average) or market. Periodically these parts are used to assemble vending machines. Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment. As of September 30, 2001 and December 31, 2000, there were no vending machines in the process of assembly.

5. Long-Term Debt and Line of Credit

     The outstanding shares of the Glacier Water Trust Preferred Securities (AMEX: HOO_pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, (the "Trust Preferred Securities") represent the Company's long-term debt. As of September 30, 2001, there were 2,478,600 shares of the Trust Preferred Securities outstanding, which had a carrying value of $61,965,000 and have a maturity date of January 31, 2028. The Company has a credit facility with Tokai Bank of California, which provides for borrowings of up to $10,000,000. The credit facility, which has a current maturity date of June 1, 2002, requires monthly interest payments at the lender's prime rate (6.00% per annum at September 30, 2001) or LIBOR plus 1.90% (4.53% per annum at September 30, 2001). As of September 30, 2001, the Company had approximately $8,250,000 of funds available under the credit facility.

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              September 30, 2001
                                  (unaudited)

6. Extraordinary Item

     As of September 30, 2001, the Company's Board of Directors has authorized the Company to purchase up to 1,250,000, or approximately 36.8% of the 3,400,000 shares, of the Trust Preferred Securities in the open market as part of the Company's stock repurchase plan. No shares of the Trust Preferred Securities were repurchased during the quarter ended September 30, 2001. Through September 30, 2001, the Company has repurchased 921,400 shares of the Trust Preferred Securities at an average price of $16.41.

7. Issuance of 8% Cumulative Redeemable Convertible Preferred Stock

     During the quarter ended July 1, 2001, the Company issued 16,000 shares of Glacier Water Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), which resulted in an increase to stockholders' equity of $1,600,000. Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend ("Dividend") at the rate of 8% per annum of the original purchase price of each share of Preferred Stock. If after Dividends have been declared, the Company declares dividends or other distributions on the common stock, such distributions shall be declared pro rata on the common stock and the Preferred Stock.

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

     For the three- and nine-month periods ended September 30, 2001, the Company accrued $32,000 and $34,000, respectively, for dividends associated with the Cumulative Redeemable Convertible Preferred Stock.

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

Results of Operations
---------------------

Overview
--------

     The Company has built an extensive network of water vending machines located throughout the United States by placing its water vending machines at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations. As of September 30, 2001, the Company operated 13,396 machines in 35 states compared to 13,454 machines at the same time last year. As reported previously, the Company discontinued its Mexico City, Mexico operation during the third quarter last year and returned approximately 500 machines to United States. These machines are currently being stored in Houston, Texas awaiting redeployment.

     Over the past three years, the Company has expanded into new markets. Such expansion has required the Company to commit costs in support of the infrastructure necessary to support these new markets. Future expansion of vending machines into new markets will be limited in order to allow the Company to concentrate its efforts on installing machines at new locations within existing markets where it currently operates. This strategy should build synergies and enhance the Company's ability to leverage its fixed costs in the new markets. The Company continually looks for ways to reduce operating costs
in all areas.   The Company continually explores opportunities to implement technology to improve the efficiency of servicing the vending machines to lower operating cost. The Company continues to monitor selling, general and administrative expenses and reduces costs where possible. Further, in an effort to improve net results, the Company has utilized its net cash provided by operations and proceeds from the sale of investments to retire early, at a discount, a portion of the long-term debt. This early retirement of a portion of the long-term debt reduces the Company's interest expense and improves its net results.

Revenues
--------

     Revenues for the quarter ended September 30, 2001, increased $34,000 or 0.2% to $17,248,000 from $17,214,000 for the third quarter a year ago. For the nine-month period ended September 30, 2001, revenues increased $223,000 or 0.5% to $46,161,000 compared to $45,938,000 for the same period in the prior year. The increase in revenues for both the three- and nine-month periods ended September 30, 2001 was due primarily to higher average revenues per machine this year compared to last year, offset by the impact of the discontinuance of the Mexico operation in the third quarter last year. The Company realized revenue improvements from the maturing of inside machines and the overall maturing of new markets.

     The Company began operations in Mexico during fiscal 1998. As previously discussed, the Mexico operation was discontinued during the third quarter last year. The Company recognized revenues from the Mexico operation of approximately $79,000 and $326,000 for the three- and nine-month periods ended September 30, 2000, respectively. At its peak, the Company operated 434 machines in Mexico, of which, approximately 120 were located in water stores. However, these revenues were overshadowed by larger operating costs (refer to section entitled Costs and Expenses), which resulted in net operating losses of approximately $258,000 and $824,000 not including the $1,400,000 non-recurring charges for the three- and nine-month periods ended October 1, 2000, respectively. Accordingly, during the third quarter of 2000, to improve the Company's operating results, the operations in Mexico ceased and approximately 500 machines were returned to the United States for future deployment.

Costs and Expenses
------------------

     Operating expenses for the quarter ended September 30, 2001 decreased $273,000 to $10,591,000, or 61.4% of revenues, compared to $10,864,000, or 63.1%
of revenues in the same period last year. Operating expenses for the nine-month period ended September 30, 2001 decreased $680,000 to $29,120,000, or 63.1% of revenues, compared to $29,800,000, or 64.9% of revenues in the same period last year. The decrease in total operating expenses for both the three- and nine-month periods ended September 30, 2001 was the result of lower commission expenses, lower cost of operations due to cost containment efforts and efficiencies, and the discontinuance of the Mexico operation.

     The Mexico operation incurred operating expenses of approximately $184,000 and $569,000 for the three- and nine-month periods ended October 1, 2000, respectively. The operating costs in Mexico represented costs to service vending machines and rent, utilities and personnel associated with the water stores.

     In the third quarter of 2000, the Company approved a plan to discontinue operations in Mexico. As a result, the Company incurred non-recurring charges totaling $1,400,000 associated with the closure of its Mexico operation. The non-recurring charges consisted of leasehold improvement write-down of $545,000 related to water stores and warehouse, impairment losses on the disposal of equipment and fixtures located in Mexico of $338,000, severance costs of $83,000 related to involuntary termination of 35 employees, lease termination costs of $42,000, building closure expenses of $192,000, fees paid to advisors regarding actions to be taken in the restructuring of $117,000 and other direct costs associated with the exit plan of $83,000. By the end of the third quarter of 2000, the closure of the Mexico operation was substantially complete and the Company recorded an accrual of $376,000 relating to the exit activities, principally severance, lease terminations costs and fees to advisors.

     Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 2001 decreased $308,000 to $2,059,000, or 11.9% of revenues, compared to $2,367,000, or 13.8% of revenues in the same period last year. The change in SG&A expenses for the quarter ended September

30, 2001 was primarily due to cost containment efforts this year and the discontinuance of the Mexico operation which incurred SG&A expenses of $103,000 last year. SG&A expenses for the nine-month period ended September 30, 2001 decreased $32,000 to $6,614,000, or 14.3% of revenues, compared to $6,646,000, or 14.5% of revenues in the same period last year. The change in SG&A expenses for the nine-month period ended September 30, 2001, was primarily due to a reduction associated with the discontinuance of the Mexico operation, offset by an increase due to certain overhead costs previously allocated as part of the manufacturing process. As a result of the suspension of the Company's manufacturing activity in June 2000, these costs are currently included in SG&A. Also included are severance costs associated with the termination of employment of certain executives during the first quarter this year.

     Depreciation and amortization expense was $3,152,000 for the quarter ended September 30, 2001, compared to $3,068,000 in the same period last year. Depreciation and amortization expense was $9,090,000 for the nine-month period ended September 30, 2001, compared to $9,179,000 for the same period last year. The Mexico operation incurred depreciation and amortization expenses of $50,000 and $185,000 for the three- and nine-month periods ended October 1, 2000, respectively. The machines that were returned to the United States from Mexico, are being stored in Houston, Texas and continue to be depreciated.

     Interest expense decreased to $1,454,000, for the quarter ended September 30, 2001, compared to $1,759,000 in the same period last year. Interest expense for the nine-month period ended September 30, 2001 decreased to $4,550,000, compared to $5,326,000 in the same period last year. The decrease in interest expense for both the three- and the nine-month periods was the result of lower debt levels this year compared to last year. The lower debt levels were attributed to the Company's repurchase of the Trust Preferred Securities and lower outstanding balances on the Company's revolving line of credit. The Mexico operation incurred interest income of $3,000 and $11,000 for the three- and nine-month periods ended October 1, 2000, respectively.

     For the quarter ended September 30, 2001, the Company incurred net investment income totaling $29,000, which consisted of management fees of $3,000, investment earnings of $57,000, and net realized losses on the sale or maturities of investments of $25,000. This compares to prior year net investment income totaling $344,000, which consisted of management fees of $10,000, investment earnings of $324,000, and a net realized gain on the sale or maturities of investments of $30,000. For the nine-month period ended September 30, 2001, the Company incurred net investment income totaling $222,000, which consisted of management fees of $11,000, investment earnings of $236,000, and a net realized loss on the sale or maturities of investments of $3,000. This compares to prior year net investment income totaling $885,000, which consisted of management fees of $35,000, investment earnings of $860,000, and a net realized gain on the sale or maturities of investments of $60,000. The decrease in investment income for both the three- and nine-month periods was the result of having lower investments this year compared to last year.

     For the quarter ended September 30, 2001, the Company reported no net extraordinary gain resulting from the early retirement of debt compared to a net extraordinary gain of $318,000 for the same quarter last year. Last year's net extraordinary gain of $318,000 was the result of a gain of $379,000 less the write-off of $61,000 of related deferred debt costs. For the nine-month period ended September 30, 2001, the Company repurchased 400 shares at an average price of $13.55, which resulted in a net extraordinary gain of $4,100 compared to a
net extraordinary gain of $1,851,000 for the same time last year.    The net
extraordinary gain of $4,100 this year was the result of a gain of $4,600 less the write-off of $500 of related deferred debt costs.

     As a result of the foregoing, the Company incurred income before extraordinary gain on the early retirement of debt of $21,000 for the quarter ended September 30, 2001 compared to a loss of $1,900,000 for the quarter ended October 1, 2000. After giving effect to the extraordinary gain, the

Company had net income of $21,000 for the quarter ended September 30, 2001, compared with a loss of $1,582,000 for the same quarter last year.

     For the nine-months ended September 30, 2001, the Company incurred a loss before extraordinary gain on the early retirement of debt of $2,991,000 compared to a loss before extraordinary gain of $5,528,000 for the same period last year. After giving effect to the extraordinary gain, the net loss for the nine-month period was $2,987,000 compared to a net loss of $3,677,000 for the same nine-month period last year.

     During the nine-month period ended September 31, 2001, the Company issued 16,000 shares of 8% Glacier Water Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock") and accordingly, preferred dividends of $32,000 have been accrued as of September 31, 2001 and will reduce any amounts available to the common stockholders.

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of liquidity and capital resources were cash and investments, cash flows from operations, funds available under the Company's credit facility and proceeds from the issuance of 16,000 shares of Preferred Stock. On June 23, 2000, the Company entered into a credit facility with Tokai Bank of California, which provides for borrowings of up to $10,000,000. The credit facility, which has a current maturity date of June 1, 2002, requires monthly interest payments at the lender's prime rate (6.00% per annum at September 30, 2001) or LIBOR plus 1.90% (4.53% per annum at September 30, 2001). As of September 30, 2001, the Company had approximately $8,250,000 of funds available under the credit facility.

     At September 30, 2001, the Company had cash and cash equivalents and marketable securities of $4,183,000 and working capital of $1,918,000. Net cash provided by operating activities was $6,163,000; net cash used in investing activities was $959,000; and net cash used by financing activities was $4,330,000 for the nine-month period ended September 30, 2001. The Company's stockholders' equity as of September 30, 2001 was a negative $1,327,000, which amount is below the American Stock Exchange's minimum stockholders' equity requirement of $4,000,000.

     During the quarter ended July 1, 2001, the Company issued 16,000 shares of Glacier Water Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), which resulted in an increase to stockholder's equity of $1,600,000. Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend ("Dividend") at the rate of 8% per annum of the original purchase price of each share of Preferred Stock. Redemption of the Preferred Stock is solely at the option of the Company at any time after July 1, 2004.

     The Company believes that its cash and investments on hand, cash flow from operations and availability under its credit facility, will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending machines, as well as distributions related to the Trust Preferred Securities and dividend requirements on its Cumulative Redeemable Convertible Preferred Stock, for at least the next twelve months.

     During the nine-month period ended September 30, 2001, the Company repurchased 400 shares of Trust Preferred Securities at an average price of $13.55. The Company used $5,420 in cash to repurchase $10,000 face value of its long-term debt less $500 of deferred financing costs. As of September 30, 2001, the Company's Board of Directors have authorized the Company to purchase 1,250,000 shares of the Trust Preferred Securities in the open market as part of the Company's stock repurchase plan. Through September 30, 2001, the Company had repurchased 921,400 shares of Trust Preferred Securities at a cost of $15,118,000 for an average price of $16.41 retiring a face value of $23,035,000 less $1,098,000 deferred financing costs. The Company believes that this is an excellent use of the Company's cash as it will result in reducing debt levels thereby lowering interest expense in excess of $2,000,000 per year for the remainder of the debt's outstanding maturity.

ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. The Company's exposure to interest rate risk relates primarily to the opportunity cost associated with fixed rate obligations. At September 30, 2001, the Company held a portfolio of marketable securities, which included non-investment grade debt securities, with an estimated fair value equal to $1,881,000 which consisted of corporate debt securities and a mortgage backed security with carrying values of $1,629,000 and $252,000, respectively.

     The Company's investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party, primarily in fixed rate corporate bonds and mortgage backed securities.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     As of September 30, 2001, the Company was not involved in any legal proceedings that in management's determination will have a material impact on the Company, its financial position or its results of operation.

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



                                GLACIER WATER SERVICES, INC.

Date:  November 4, 2001            By: /s/Brian H. McInerney
                                       -------------------------------------
                                       Brian H. McInerney
                                       President and Chief Executive Officer


Date:  November 4, 2001            By: /s/W. David Walters
                                       --------------------------------------
                                       W. David Walters
                                       Senior Vice President and
                                       Chief Financial Officer