Form 10-K
period 2001-12-30
GLACIER WATER SERVICES INC
filed 2002-03-14
CIK 883505

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

     For the fiscal year ended:    December 30, 2001

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                       Commission file number:  1-11012

                         Glacier Water Services, Inc.
                         ----------------------------
            (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                           33-0493559
     ----------------------------------                 -----------------------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

     2651 La Mirada Drive, #100
          Vista, CA                                           92083
     ---------------------------------------            ----------------------
     (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:          (760) 560-1111
                                                        ----------------------

Securities registered pursuant of Section 12(b) of the Act:
          Title of Each Class                  Name of Each Exchange on Which
Registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K.,

As of February 21, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $34,013,688 (calculated at the average bid and asked prices on February 21, 2002 on the American Stock Exchange multiplied by outstanding shares held by non-affiliates). For purposes of the foregoing calculation, the registrant has excluded form the group of stockholders deemed to be non-affiliates any outstanding shares of common stock known by the registrant to be held by its officers, directors and employees.

As of February 21, 2002, the registrant had 2,834,474 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2001 fiscal year.

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

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties (including trade relations and competition) that may cause our actual results to be materially different from any future results expressed or implied in those statements.

     Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution readers not to place undue reliance on these statements, which speak only as of the date of this Annual Report.

     The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons action on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.


                                     PART I

Item 1.  Business

Introduction
------------

     Glacier Water Services, Inc., a Delaware corporation ("Glacier" or "Company"), is the leading provider of high quality, low priced drinking water dispensed to consumers through self-service vending machines. Since its inception in 1983, the Company has created an extensive network of water vending machines located throughout the United States. The Company's water vending machines are placed at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations.

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

     Historically, the Company has operated water vending machines designed primarily for outside use in warm weather climates. Because it is impractical to use outdoor vending machines in cold-weather climates, the Company had developed a new water vending machine specifically designed to be installed inside retail locations. The "in-store" machine is smaller and has a sleeker exterior, making it more compatible with an interior retail layout. As of December 30, 2001, the Company had 11,182 outside machines and 2,214 in-store machines in operation. The in-store machines afford the Company significant opportunities for continued expansion into new markets and to add in-store machines at existing outside machine locations.

     In addition to its growth strategy, the Company intends to maintain its leading position in the water vending industry by: (i) providing high quality, low priced water to consumers, (ii) developing and maintaining good relationships with retail accounts; (iii) increasing brand awareness; and (iv) maximizing operating efficiencies and asset productivity.

Business Background
-------------------

The following table presents the number of machines installed annually since December 31, 1996:

     Total installed machines as of December 31, 1996....................   9,164
     Net machines added (reduced) during the year
          1997...........................................................   3,280
          1998...........................................................   1,258
          1999...........................................................     114
          2000...........................................................    (369)
          2001...........................................................     (51)
                                                                           ------
          Total installed machines as of December 30, 2001...............  13,396
                                                                           ======


     The net reduction of machines in operation in fiscal year 2000 was due primarily to the discontinuance of the Company's operation in Mexico City, Mexico during the third quarter of fiscal 2000. The reduction in machines in fiscal year 2001 was due primarily to the fact that the Company removed machines from under-performing locations to increase efficiencies and obtain higher returns on machines deployed.

     Total machines installed as of December 30, 2001 are distributed by state as follows:

          California.....................................................   6,857
          Texas..........................................................   1,698
          Florida........................................................   1,560
          Arizona........................................................     788
          Nevada.........................................................     359
          Other..........................................................   2,134
                                                                           ------
          Total..........................................................  13,396
                                                                           ======

     The placement of the Company's water vending machines at retail locations is based upon a thorough review of each site. Included in the site review is an analysis of the surrounding trade area in order to determine the neighborhood demographics, the level of overall retail activity, the level of direct competition and the proximity of the site to other water vending machines
operated by the Company.   Further, the Company reviews each site in order to
ensure high visibility and easy access for the consumer, along with appropriate access to the retailer's water supply and power source. Upon completion of this review, the Company makes a determination as to the viability of the location and whether a single machine or multiple machines are required at the time of initial installation. With large supermarket chains, the Company generally places machines at most of the chains' locations as part of its business agreements. To attain optimum efficiency, multiple vending machines may be installed at a site if the volume of sales so warrants.

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

The Bottled Water Industry
--------------------------

     The bottled water market in the United States is comprised of four segments: non-sparkling, sparkling, club soda/seltzer and imported water. Non-sparkling water is the segment in which the company competes and is consumed as an alternative to tap water. Non-sparkling water is distributed through three principal channels: packaged water sold off-the-shelf in retail locations, packaged water delivered to homes and offices and water sold through vending machines. Like water sold off-the-shelf or through home delivery services, vended water is processed using the reverse osmosis or deionization methods. Although equivalent in quality, vended water is sold at a substantially lower price than off-the-shelf and delivered water. Vended water eliminates two principal cost components: packaging, because consumers provide their own containers, and transportation.

Business Strategy
-----------------

     Provide High-Quality, Low-Priced Drinking Water. The Company intends to maintain its leading position in the water vending industry by providing high-quality, low-priced drinking water delivered to consumers through a network of conveniently located water vending machines. In order to maintain the Company's superior quality standards, the Company provides frequent, regular and reliable service and support to its network of water vending machines. Generally, the Company's service technicians visit and service each vending machine on a weekly basis. The service technicians test the quality of the Company's processed water in order to assure compliance with all Company, federal, state and local standards. The Company believes that providing clean, operating water vending machines is a significant factor in the Company's ability to continue to build consumer confidence and usage.

     The Company's drinking water competes with non-sparkling water sold in containers inside retail outlets, with water sold in containers delivered directly to homes and offices, and other water vending machine operators. The principal costs associated with water sold off-the-shelf and through home delivery are packaging and distribution, which costs are reflected in the retail price to the consumer. Because the Company's water is processed on-site inside the vending machines and the consumer provides the container for the Company's product, the Company is able to avoid the packaging and distribution costs incurred by its competitors. Accordingly, the Company passes on these savings to consumers by generally charging a retail price of $0.25 to $0.49 per gallon, compared with retail pricing ranging from approximately $0.69 to over $1.00 per gallon for water sold in containers in retail outlets. Non-sparkling water sold in containers delivered directly to consumers' homes generally sells at an effective price in excess of $1.00 per gallon, including the cost of renting the dispensing unit.

     Develop and Maintain Relationships With Retail Accounts. The Company arranges to place its outdoor and in-store water vending machines on the premises of supermarkets and other retail locations. The Company provides the machines and pays for all installation costs, while the retailer provides and pays for the required municipally supplied water and for the electricity to operate the machines. The Company generally pays monthly commissions to the retailers based upon a percentage of sales. As retailers become increasingly cognizant of the growing demand for vended water, the Company believes it can continue to capitalize on its existing relationships to place in-store water vending machines at locations where the Company has already successfully placed outdoor water vending machines.

     Most of the Company's arrangements with its retail trade accounts are evidenced by written contracts which have terms that generally range from three to five years and contain termination clauses as well as automatic renewal clauses. During the term of these agreements, the Company usually has the exclusive right to provide water vending machines at specified locations. The Company aggressively competes to maintain existing retail accounts and to establish new retail relationships. In some cases, the Company has provided marketing incentives in order to encourage certain retailers to promote the Company's products. The Company has long-term contracts with three retailers whose volume accounted for 12.3%, 12.2%, and 12.0% of fiscal 2001 revenues. The loss of any significant retail account could have a material adverse impact upon the Company's financial position.

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

     Maximize Operating Efficiencies. The Company creates economies of scale in its operations and achieves a competitive advantage over other vended water suppliers by clustering machines in close proximity to one another within the geographic areas served, in order to provide cost-effective, frequent service. The clustering has allowed the Company over the last five years to increase the number of machines serviced weekly by technicians. The Company continuously strives to develop technical improvements to its water vending machines that make the machines easier to use and service. To this end, the Company has made improvements to its water vending machines, including the introduction of the Company's dual-vend technology, which doubles the number of nozzles on a machine to allow consumers to fill two water containers simultaneously. The Company continually monitors and evaluates demand for the Company's product at each location. This allows the Company to continue to evaluate the productivity of each of its machines and relocate machines as necessary to optimize their productivity on an on-going basis.

Growth Strategy
---------------

     According to an industry source, there are approximately 72,000 grocery stores (excluding convenience stores) in the United States. The company currently operates water vending machines at less than 15% of such locations. The Company intends to continue its expansion into these locations. The Company's growth strategy includes the following:


       . Increase Penetration in Existing Domestic Markets. The Company operates in 35 states throughout the United States through the use of both in-store and outside water vending machines. Management believes it can place additional outdoor machines with both existing and new retail accounts. The Company continually monitors the performance of retail locations and periodically redeploys machines to improve revenues and the return on assets deployed. Management also believes there are significant opportunities to add in-store water vending machines at its current retail chain account locations without adversely affecting revenues generated by its outdoor machines at such locations.

       . Expand Into New Domestic Markets. The Company intends to continue placing its in-store water vending machines inside retail locations in cold-weather regions throughout the United States. In addition, the Company intends to expand into new warm-weather markets using both in-store and outdoor machines at large supermarket and drug store chains.

       . Pursue Select Acquisition Opportunities: The Company continues to evaluate and pursue select strategic acquisition opportunities. On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation for $6,200,000, subject to certain working capital adjustments related primarily to the accounts receivable and accounts payable balances assumed by Glacier, of which $640,000 is payable in installments over four years. Prior to the acquisition, Pure Fill operated water vending machines in certain markets also serviced by Glacier. The results of operations related to the Pure Fill acquisition will be included in the financial statements of Glacier Water subsequent to the acquisition.

Competition
-----------

     The bottled water market is highly competitive. The Company competes in the non-sparkling segment of the bottled market with companies that deliver water to homes and offices, companies that sell bottled water off-the-shelf and other water vending machine operators. Many of the Company's competitors have significantly greater resources than the Company. Since the Company's primary competitive advantage over water delivery services and off-the-shelf bottled water is price, a substantial decline in the price of either delivered or off-the-shelf bottled water could adversely affect the demand for water dispensed from the Company's water vending machines.

     The Company's competitors within the water vending market are primarily smaller, independent operators. Although the Company believes that there are significant barriers to entry for new and existing competitors in the water vending market due to, among other things, the substantial capital outlay required to purchase the number of machines needed to achieve competitive operating efficiencies, a competitor with significant financial resources may be able to compete with the company.

Seasonality
-----------

     The Company's revenues are subject to seasonal fluctuations with decreased revenues during rainy or cold weather months and increased revenues during hot weather months.

Intellectual Property
---------------------

     The tradename and trademarks "Glacier Water" and "Glacier Water & Penguin Design" used by the Company contain the word "Glacier" which is commonly used and has been registered in connection with other marks and designs by a number of other entities for water and related services. The mark "Glacier Water", by itself, is considered by the United States Patent and Trademark Officer (the "PTO") to be generic in relation to water and related services. The Company believes that no party can claim exclusive rights in "Glacier Water", and the Company may only claim rights to stylized forms of the mark or the mark with design elements. Notwithstanding the foregoing, no assurance can be given that other entities might not assert superior or exclusive rights in the marks and seek to obtain damages from the injunctive relief against the Company. Thus, there can be no assurance that the Company's use of the tradename and trademarks "Glacier Water" and "Glacier Water & Penguin Design" will not violate the proprietary rights of others, which could result in a material adverse effect on the Company. The Company does not hold any patents.

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

Insurance
---------

     The Company carries general and product liability insurance. Its combined coverage is $26,000,000 per occurrence and $27,000,000 in the aggregate, which the Company believes to be adequate. Although the Company is not aware of any actions having ever been filed and believes that the technology contained in its machines makes any contaminations of the products dispensed by its machines unlikely, any significant damage awards against the Company in excess of the Company's insurance coverage could result in a material loss to the Company.

Employees
---------

     As of December 30, 2001, the Company had 283 employees, including 30 in administration and 253 in operations. The Company's employees are not represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

Item 2. Properties

     The Company leases approximately 25,000 square feet of executive offices and warehouse space in Vista, California for its corporate offices with a lease that expires in May 2006. The Company also leases various other facilities for area service centers. These leases range in size from 1,200 to 13,400 square feet and expire on various dates from September 2002 through October 2005.

Item 3. Legal Proceedings

     The Company is not currently a party to any material legal proceeding.

Item 4. Submission of matters to Vote of Security Holders

     No matters were submitted to vote of the security holders of the Company during the fourth quarter of 2001.

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Common Stock of Glacier is traded on the American Stock Exchange under the symbol "HOO". The following table sets for the range of high and low closing prices on the American Stock Exchange for the Common Stock for the periods indicated.


                                              High          Low
           Fiscal Year 2000                   ----          ---
           ----------------
           First Quarter                     $17.50        $16.13
           Second Quarter                     16.13         11.63
           Third Quarter                      11.88         11.63
           Fourth Quarter                     11.63          7.75

           Fiscal Year 2001
           ----------------
           First Quarter                     $ 9.30        $ 7.75
           Second Quarter                      9.40          7.55
           Third Quarter                       9.25          8.45
           Fourth Quarter                      8.55          7.60

     The Company did not pay dividends on its Common Stock in 2001 and 2000 and does not presently intend to pay any dividends on its Common Stock in the foreseeable future. The Company had approximately 31 stockholders of record as of December 30, 2001.

     During the quarter ended July 1, 2001, the Company issued 16,000 shares of Glacier Water Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), which resulted in an increase to stockholders' equity of $1,600,000, excluding related issuance costs. Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend ("Dividend") at the rate of 8% per annum of the original purchase price of each share of Preferred Stock. If any dividends are declared on the Common Stock, they will also be paid on the Preferred Stock on an as-converted basis.

     In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution, before any payment shall be made to holders of the common stock or any other class or series of stock of the Company ranking junior to the Preferred Stock, an amount equal to $100.00 per share plus any accrued but unpaid Dividends ("Liquidation Amount"). After payment of the Liquidation Amount, all of the remaining assets of the Company available for distribution shall be distributed ratably among holders of all preferred and common stock of the Company. The Preferred Stock may be redeemed, at the election of the Company, for redemption prices equal to 103%, 102%, 101%, and 100% of the Liquidation Amount on or after the third, fourth, fifth, and sixth anniversary, respectively. In addition, the Preferred Stock may be redeemed, at the election of the Company, at 100% of the Liquidation Amount if the closing price of the Company's common stock remains at or above $19.00 for 10 consecutive trading days. The Preferred Stock is convertible into shares of common stock computed by dividing the Liquidation Amount, with respect to the number of shares of Preferred Stock to be converted, by $9.50.

     For the year ended December 30, 2001, the Company accrued and declared dividends associated with the Cumulative Redeemable Convertible Preferred Stock of $66,000.

Item 6.  Selected Consolidated Financial Data

     The following sets forth selected financial data as of and for the periods presented. The Company's fiscal year ends on the Sunday closest to December 31. This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto and other financial information appearing elsewhere in this Annual Report.

(in thousands except share and per share data)                                        Fiscal Year Ended
                                                              ----------------------------------------------------------------
                                                                  Dec 30,      Dec 31,      Jan 2,       Jan 3,       Jan 4,
                                                                   2001         2000         2000         1999         1998
                                                                   ----         ----         ----         ----         ----
Revenues.....................................................  $   60,345   $   59,176   $   56,774   $   56,321   $   57,294

Operating costs and expenses:
   Operating expenses........................................      38,444       38,482       36,984       36,727       35,569
   Selling, general and administrative expenses..............       9,275        8,838        9,143        9,879        7,200
   Depreciation and amortization.............................      12,358       12,066       10,740       10,212        8,852
   Non-recurring and other charges...........................          --        1,400           --          971        3,062
                                                               ----------   ----------   ----------   ----------   ----------
      Total operating costs and expenses.....................      60,077       60,786       56,867       57,789       54,683
                                                               ----------   ----------   ----------   ----------   ----------
Income (loss) from operations................................         268       (1,610)         (93)      (1,468)       2,611

Other (income) expenses:
   Interest expense..........................................       5,993        7,016        7,859        7,446        1,988
   Investment (income) loss..................................        (227)       1,570        1,342       (4,259)          --
                                                               ----------   ----------   ----------   ----------   ----------
Total other expense..........................................       5,766        8,586        9,201        3,187        1,988
                                                               ----------   ----------   ----------   ----------   ----------

Income (loss) before income taxes and extraordinary gain.....      (5,498)     (10,196)      (9,294)      (4,655)         623

Income tax provision (benefit)...............................          --           --       (2,059)      (1,383)         193
                                                               ----------   ----------   ----------   ----------   ----------
Income (loss) before extraordinary gain......................      (5,498)     (10,196)      (7,235)      (3,272)         430
Extraordinary gain on early retirement of debt...............           4        4,198        2,617           --           --
                                                               ----------   ----------   ----------   ----------   ----------
Net income (loss)............................................      (5,494)      (5,998)      (4,618)      (3,272)         430
                                                               ----------   ----------   ----------   ----------   ----------
Preferred dividends..........................................          66           --           --           --           --
                                                               ----------   ----------   ----------   ----------   ----------
Net income (loss) applicable to common stockholders..........  $   (5,560)  $   (5,998)  $   (4,618)  $   (3,272)  $      430
                                                               ==========   ==========   ==========   ==========   ==========

Basic earnings (loss) per share:
Income (loss) before extraordinary gain......................  $    (1.96)  $    (3.59)  $    (2.54)  $    (1.05)  $     (.13)
Extraordinary gain...........................................          --         1.48          .92           --           --
                                                               ----------   ----------   ----------   ----------   ----------
Net income (loss)............................................  $    (1.96)  $    (2.11)  $    (1.62)  $    (1.05)  $     (.13)
                                                               ==========   ==========   ==========   ==========   ==========
Diluted earnings (loss) per share:
Income (loss) before extraordinary gain......................  $    (1.96)  $    (3.59)  $    (2.54)  $    (1.05)  $     (.13)
Extraordinary gain...........................................          --         1.48          .92           --           --
                                                               ----------   ----------   ----------   ----------   ----------
Net income (loss)............................................  $    (1.96)  $    (2.11)  $    (1.62)  $    (1.05)  $     (.13)
                                                               ==========   ==========   ==========   ==========   ==========

Weighted average shares used for basic earnings per share....   2,834,474    2,836,965    2,850,253    3,119,696    3,219,082
Dilutive common stock options................................          --           --           --           --      113,808
                                                               ----------   ----------   ----------   ----------   ----------
Weighted average shares used for diluted earnings per share..   2,834,474    2,836,965    2,850,253    3,119,696    3,332,890
                                                               ----------   ----------   ==========   ==========   ==========

Selected Balance Sheet Data

                                                                                       Fiscal Year Ended
                                                                  ---------------------------------------------------
                                                                    Dec 30,   Dec 31,    Jan 2,    Jan 3,    Jan 4
                                                                     2001       2000      2000      1999      1998
                                                                     ----       ----      ----      ----      ----
                                                                                    (in thousands)
     Cash and cash equivalents................................     $ 1,536    $ 1,428   $ 4,205   $    109   $    13
     Investments, available-for-sale..........................     $ 1,204    $ 3,195   $ 9,826   $ 31,037   $   315
     Property and equipment, net of accumulated
       depreciation...........................................     $48,286    $55,366   $58,936   $ 54,939   $48,523
     Total Assets.............................................     $63,140    $74,616   $89,409   $100,515   $59,473
     Long-term debt and line of credit, including
       current portion........................................     $61,965    $69,755   $79,748   $ 85,000   $28,732
     Stockholders' equity (deficit)...........................     $(3,866)   $   232   $ 4,673   $  9,284   $24,623
     Working capital..........................................     $ 2,099    $ 4,304   $11,360   $ 32,501   $ 1,975

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the accompanying Notes thereto of the Company appearing elsewhere in this Annual Report. The following table sets forth for the periods indicated, the percentages of revenues represented by certain items included in the Consolidated Statements of Operations.

                                                                                                Fiscal Year Ended
                                                                              ---------------------------------------------------
                                                                               December 30,       December 31,        January 2,
                                                                                   2001                2000               2000
                                                                                  -----              ------             ------
     Revenues..............................................................       100.0%              100.0%             100.0%
      Costs and expenses:
        Operating Expenses.................................................        63.7%               65.0%              65.2%
        Selling, general and administrative expenses.......................        15.4%               14.9%              16.1%
        Depreciation and amortization......................................        20.5%               20.4%              18.9%
        Non-recurring and other charges....................................          --%                2.4%                --%
                                                                                  -----              ------             ------
             Total costs and expenses......................................        99.6%              102.7%             100.2%
                                                                                  -----              ------             ------
     Income (loss) from operations.........................................          .4%               (2.7)%             (0.2)%

     Other (income) expenses:
        Interest expense...................................................         9.9%               11.9%              13.8%
        Investment (income) loss...........................................         (.4)%               2.6%               2.4%
                                                                                  -----              ------             ------
             Total other expenses..........................................         9.5%               14.5%              16.2%
                                                                                  -----              ------             ------
     Income (loss) before income taxes and extraordinary gain                      (9.1)%             (17.2)%            (16.4)%
     Income tax provision (benefit)........................................          --%                 --%              (3.7)%
     Extraordinary gain....................................................          --%                7.1%               4.6%
                                                                                  -----              ------             ------
     Net loss..............................................................        (9.1)%             (10.1)%             (8.1)%
                                                                                  =====              ======             ======

Results of Operations
---------------------

Overview
--------

     Since its inception in 1983, the Company has created an extensive network of water vending machines located throughout the United States. The Company's water vending machines are placed at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations.

     Over the past three years, the Company has expanded into new markets. Such expansions required the Company to commit costs in support of the infrastructure necessary to support these new markets. Future expansion of vending machines into new markets will be limited in order to allow the Company to concentrate its efforts on installing machines at new locations within existing markets where it currently operates. This strategy should build synergies and enhance the Company's ability to leverage its fixed costs in the new markets. The Company continually looks for ways to reduce operating costs in all areas. The Company continually explores opportunities to implement technology to improve efficiency of servicing the vending machines to lower operating cost. The Company continues to monitor selling, general and administrative expenses and reduce costs where possible. Further, in an effort to improve net results, the Company has utilized its net cash provided by operations and proceeds from the sale of investments to retire early, at a discount, a portion of the long-term debt. This early retirement of a portion of the long-term debt reduces the Company's interest expense and improves its net results.

Revenues
--------

     Revenues for fiscal year 2001 increased 2.0% to $60,345,000 from $59,176,000 in fiscal year 2000. This increase was the result of the higher average revenues per machine realized during fiscal 2001 compared to 2000. As of December 30, 2001, the Company had 13,396 machines in operation compared to 13,447 machines at December 31, 2000. As of December 30, 2001, the Company had 2,214 in-store machines and 11,182 outside machines in operation in 35 states. The Company continually monitors the performance of retail locations and periodically redeploys machines to improve revenues and the return on assets deployed, as evidenced by the discontinuance of the operation in Mexico City, Mexico during the third quarter of fiscal 2000. Revenues for the fiscal year 2000 increased 4.2% to $59,176,000 from $56,774,000 in fiscal 1999. The increase in revenues in 2000 was the result of increased average number of in-store machines in operation throughout the year compared to 1999.

     The Company began operations in Mexico during fiscal 1998. The Company recognized revenues from the Mexico operation of approximately $326,000 and $195,000 for the years ended December 31, 2000 and January 2, 2000, respectively. At its peak, the Company operated 434 machines in Mexico, of which approximately 120 were located in water stores. However, these revenues were overshadowed by larger operating costs (see Costs and Expenses), which resulted in net operating losses of approximately $814,000, not including the $1,400,000 non-recurring charge, and $970,000 for the years ended December 31, 2000 and January 2, 2000, respectively. Accordingly, during the third quarter of 2000, to improve the Company's operating results, the operations in Mexico ceased and approximately 500 machines were returned to the United States for future deployment.

Costs and Expenses
------------------

     Operating expenses for the year ended December 30, 2001 decreased slightly to $38,444,000 from $38,482,000 for fiscal year 2000. The Company strives to locate machines in close proximity to one another within the geographic area served, thereby creating clusters of machines in order to provide cost effective, frequent service. As the Company continues to increase the number of machines in existing markets and these machines mature, the Company continues to leverage the costs associated with servicing the machines. The decrease in total operating expenses was primarily due to cost containment efforts offset by an increase in workers compensation costs and the cost to refurbish machines. The lower operating costs combined with the higher revenues resulted in operating costs as a percent of revenues of 63.7% for fiscal 2001 compared to 65.0% for the prior year. Operating expenses for fiscal year 2000 increased to $38,482,000 or 65.0% of revenues, compared to $36,984,000 or 65.2% of revenues in 1999. The increase in total dollar operating costs in 2000 was due primarily to the additional service costs associated with the expansion into new markets within the geographic areas served by the Company and an increase in total dollar commission expense associated with the higher revenues.

     The Mexico operation incurred operating expenses of approximately $569,000 and $317,000 for the years ended December 31, 2000 and January 3, 2000, respectively. The operating costs in Mexico represented the cost to service vending machines and rent, utilities and personnel associated with the water stores.

     In the third quarter of 2000, the Company approved a plan to discontinue operations in Mexico. As a result, the Company incurred non-recurring charges totaling $1,400,000 associated with the closure of its Mexico operation. The non-recurring charges consisted of leasehold improvement write-offs of $545,000 related to the water stores and warehouse; impairment losses on the disposal of equipment and fixtures located in Mexico of $338,000; severance costs of $83,000 related to the involuntary termination of 35 employees; lease termination costs of $42,000, building closures of $192,000, fees paid to advisors regarding actions to be taken in the restructuring of $117,000, and other direct costs associated with the exit plan of $83,000. By the end of the third quarter of 2000, the closure of the Mexico operations was substantially complete. There were no additional charges associated with the discontinuance of the operation in Mexico.

     The Company calculated the impairment loss on assets to be disposed of, in accordance with Statement of Financial Accounting Standards (SFAS) N0. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, by measuring the amount by which the carrying value exceeded the fair value less cost to sell the assets. Fair value was determined based upon the best information available for prices of similar assets, which could be bought or sold in a current transaction between unrelated parties. Further, in accordance with Emerging

Issues Task Force (EITF) Issue 94-03, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), the Company accrued exit costs, which were identifiable and estimable.

     Selling, general and administrative expenses ("SG&A") for fiscal 2001 increased $437,000 to $9,275,000 or 15.4% of revenues, compared to $8,838,000 or 14.9% of revenues in fiscal 2000 and $9,143,000 or 16.1% of revenues in 1999. This increase in SG&A expenses in fiscal 2001 compared to 2000 was primarily due to a reduction associated with the discontinuance of the Mexico operation during fiscal 2000, offset by an increase due to certain overhead costs previously allocated as part of the manufacturing process. As a result of the suspension of the Company's manufacturing activity in June 2000, these costs are currently included in SG&A. Also included are severance costs associated with the termination of employment of certain executives during the first quarter of 2001. The decrease in SG&A expenses in fiscal 2000 compared to fiscal 1999 was primarily associated with a reduction in legal expenses incurred by the Company in fiscal 1999 in connection with an alleged patent infringement which was dismissed, offset by an increase in fiscal 2000 taxes and license expenses associated with operating in additional states. Mexico incurred SG&A expenses of $396,00 and $693,000 for the years ended December 31, 2000 and January 2, 2000, respectively.

     Depreciation and amortization expense for fiscal year 2001 increased to $12,358,000, compared to $12,066,000 in fiscal 2000 and $10,740,000 in fiscal
1999. The increase in each year is a result of having more machines being depreciated throughout the years compared to the prior years and the result of placing new in-store machines into operation. The Company currently has sufficient machines in storage available for deployment in fiscal 2002. Machines that have been previously installed and are in storage awaiting deployment are currently being depreciated.

     Interest expense for fiscal year 2001 decreased to $5,993,000 compared to $7,016,000 in fiscal 2000. The decrease was primarily associated with the extinguishment of borrowings under the line of credit. Interest expense for fiscal 1999 was $7,859,000. The decrease in interest expense in fiscal 2000 compared to fiscal 1999 was due to the reduction in long-term subordinated debt as a result of having repurchased 578,900 shares of the Trust Preferred Securities (discussed below) during the year, partially offset by increased borrowings under the line of credit.

     As of December 30, 2001, the Company's investment portfolio, which included non-investment grade securities, consisted of corporate debt securities and a mortgage backed security with carrying values of $1,023,000 and $181,000, respectively. For the year ended December 30, 2001, the Company had a net gain on investments of $227,000 compared to a net loss on investments of $1,570,000
for the year ended December 31, 2000.   The net gain on investments for fiscal
2001 consisted of management fees of $13,000, investment earnings of $274,000 and net realized loss on the sale of investments of $34,000. For fiscal year 2000, the net loss on investments consisted of management fees of $44,000, investment earnings of $1,036,000 and net realized losses on the sale of investments of $2,562,000. Net realized losses related to the sale of two corporate debt securities and one corporate equity security during the fourth quarter of fiscal 2000 totaling $2,623,000, which was offset by realized gains during fiscal 2000 totaling $61,000. For the year ended January 2, 2000, the net loss on investments of $1,342,000 consisted of management fees of $196,000, investment earnings of $1,261,000 and net realized losses on the sale of investments of $2,407,000. Net realized losses primarily consisted of a $2,100,000 write down of two investments, a corporate debt security and a corporate equity security, believed to be other than temporarily impaired. Investments were managed by Kayne Anderson Capital Advisors, L.P. during fiscal years 2001 and 2000, and Kayne Anderson Capital Advisors, L.P. and Camden Asset Management, L.P. during fiscal 1999.

     Due to the continuing losses incurred by the Company, no tax benefit was recorded in fiscal years 2001 and 2000. The Company recorded a tax benefit of $2,059,000 in fiscal 1999.

     The Company's Board of Directors has authorized the purchase of up to 1,250,000 shares of the 9.0625% Glacier Water Trust Preferred Securities (AMEX:
HOO_pa), (the "Trust Preferred Securities") issued by Glacier Water Trust I, a wholly owned subsidiary of the Company (the "Trust"). As of December 30, 2001, the Company had repurchased 921,400 shares of the Trust Preferred Securities including 400 shares repurchased in fiscal 2001 for a net extraordinary gain of $4,115 compared to a net extraordinary gain of $4,198,000 for fiscal 2000. As of December 30, 2001, the Company has used $15,118,000 in cash to repurchase $23,035,000 face value of the Trust Preferred Securities less $1,098,000 of deferred financing costs. At an average cost of $16.41 per share, the Company believes that this was an excellent use of the Company's cash considering it resulted in reducing debt levels and thereby lowered interest expense in excess of $2,000,000 per year for the remainder of the debt's outstanding maturity.
The Company may continue to make such purchases from time to time in open market transactions or block trades in an effort to reduce long-term debt and future interest expense. As of December 30, 2001, there were 2,478,600 shares of the Trust Preferred Securities outstanding (other than shares held by the Company).

     For fiscal year 2001, the Company incurred a loss before extraordinary gain on the early retirement of debt of $5,498,000, or $1.96 per basic and diluted share compared to a loss of $10,196,000, or $3.59 per basic and diluted share in 2000. For fiscal year 2001, the Company incurred a net loss of $5,494,000, or $1.96 per basic and diluted share compared to the net loss of $5,998,000 or $2.11 per basic and diluted share in 2000 and $4,618,000, or $1.62 per basic and diluted share in 1999.

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of liquidity and capital resources in fiscal 2001 were cash and investments, cash flows from operations and funds available under the Company's Credit Facility. On June 23, 2000, The Company entered into a credit facility with Tokai Bank of California (currently known as United California Bank), which provided for borrowings of up to $10,000,000 and required quarterly interest payments at the bank's prime rate or LIBOR plus 1.90%. During the fourth quarter of fiscal 2001, the Company paid off the outstanding balance on the credit facility and terminated the facility. On February 19, 2002, the Company, in connection with the acquisition of the Pure Fill Corporation, entered into a new Credit Facility with City National Bank, which provided for borrowings of up to $10,000,000. The credit facility provides a five-year, $6,000,000 term loan, which requires monthly interest and principal payments at the bank's prime rate plus 1.5% (6.25% per annum as of February 19, 2002) and a two-year, $4,000,000 revolving credit facility, which requires equal monthly interest payments at the bank's prime rate plus 1% (5.75% per annum as of February 19, 2002). Glacier borrowed $6,000,000 on the term loan in connection with the acquisition of the Pure Fill assets.

     For fiscal 2001, net cash provided by operations was approximately $7,192,000 and the Company made capital investments in vending machines and other equipment of approximately $2,789,000. Net cash used in financing activities was approximately $6,120,000, which included the repurchase of the Trust Preferred Securities of approximately $5,000 and the net repayments on the credit line of $7,675,000, partially offset by the issuance of the Preferred Stock of $1,594,000. As of December 30, 2001, the Company had working capital of $2,099,000. Because the Company does not have significant trade accounts receivable and product inventories, working capital will vary from time to time depending on the timing of payables, other accrued liabilities, and payments of prepaid marketing incentives. The Company's stockholders' deficit as of December 30, 2001 was $3,866,000, which amount is below the American Stock Exchange's minimum stockholders' equity requirement of $4,000,000.

     During the quarter ended July 1, 2001, the Company issued 16,000 shares of Glacier Water Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), which resulted in an increase to stockholders' equity of $1,600,000, excluding related issuance costs. Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend ("Dividend") at the rate of 8% per annum of the original purchase price of each share of Preferred Stock. If any dividends are declared on the Common Stock, dividends will also be paid on the Preferred Stock on an as-converted basis. For the year ended December 30, 2001, the Company accrued and declared dividends associated with the Cumulative Redeemable Convertible Preferred Stock of $66,000.

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

     The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to other indebtedness of the Company. The Trust Preferred securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Trust Preferred Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2008, but may be redeemed at the option of the Company at any time after January 31, 2003. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Trust Preferred Securities. Issuance costs of approximately $4,100,000 related to the Trust Preferred Securities are deferred and will be amortized over the period until the mandatory redemption of the securities in January 2028. Through

December 31, 2001, the Company has repurchased 921,400 shares of the Trust Preferred Securities, effectively retiring $23,035,000 of Subordinated Debentures.

     The Company believes that its cash, investments on hand, cash flow from operations and the availability under its credit facility will be sufficient to meet its anticipated amounts due under its credit facility, operating and capital requirements as well as distributions related to the Trust Preferred Securities and dividends on its Preferred Stock, for at least the next twelve months.

Seasonality
-----------

     The Company's revenues are subject to seasonal fluctuations with decreased revenues during rainy or cold weather months and increased revenues during hot weather months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risk exposure is interest rate risk. At December 30, 2001, the Company held a portfolio of marketable securities consisting entirely of debt instruments available-for-sale with an estimated fair value equal to $1,204,000. The Company held no convertible debt securities or equity securities available-for-sale as of December 30, 2001. See Note 1 to the Company's consolidated Financial Statements. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations. The Company's entire portfolio is invested by Kayne Anderson Capital Advisors, L.P., primarily in fixed-rate corporate bonds and mortgage-backed securities.

Item 8.  Consolidated Financial Statements and Supplementary Data

     The Company's Consolidated Financial Statements together with accompanying Notes and the Report of Arthur Andersen LLP, Independent Public Accountants are set forth on pages 15 through 30 after part IV of this report.

Item 9. Changes in Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 30, 2001.

Item 11. Executive Compensation

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 30, 2001.

Item 13. Certain Relationships and related Transactions

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 30, 2001.

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

     (b)  Reports on Form 8-K
          -------------------

          There were no reports on Form 8-K filed during the last quarter of the fiscal year ended December 30, 2001.


                                     Index
                                     -----

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
Consolidated Financial Statements
---------------------------------
          Report of Independent Public Accountants                                                    15
          Consolidated Balance Sheets at December 30, 2001 and December 31, 2000                      16
          Consolidated Statements of Operations for the fiscal years ended
               December 30, 2001, December 31, 2000, and January 2, 2000                              17
          Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended
               December 30, 2001, December 31, 2000, and January 2, 2000                              17
          Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended
               December 30, 2001, December 31, 2000, and January 2, 2000                              18
          Consolidated Statements of Cash Flows for the fiscal years ended
               December 30, 2001, December 31, 2000, and January 2, 2000                              19
          Notes to Consolidated Financial Statements                                                  20

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Glacier Water Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Glacier Water Services, Inc. (a Delaware corporation) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glacier Water Services, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP


San Diego, California
February 19, 2002

                          GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)


                                    ASSETS
                                    ------

                                                                                            December 30,     December 31,
                                                                                                2001            2000
                                                                                                ----            ----
Current Assets:
       Cash and cash equivalents............................................................  $  1,536         $  1,428
       Investments, available-for-sale......................................................     1,204            3,195
       Accounts receivable..................................................................       721              758
       Inventories..........................................................................     2,629            2,587
       Prepaid expenses and other...........................................................     1,050            1,070
                                                                                              --------         --------
              Total current assets..........................................................     7,140            9,038
Property and equipment, net of accumulated depreciation.....................................    48,286           55,366
Other assets................................................................................     7,714           10,212
                                                                                              --------         --------
Total assets................................................................................  $ 63,140         $ 74,616
                                                                                              ========         ========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                        ----------------------------------------------

Current Liabilities:
       Accounts payable.....................................................................  $    991         $    839
       Accrued commissions..................................................................     2,126            2,286
       Accrued liabilities..................................................................     1,924            1,609
                                                                                              --------         --------
              Total current liabilities.....................................................     5,041            4,734
                                                                                              --------         --------
Long-term debt..............................................................................    61,965           61,975
Line of credit..............................................................................        --            7,675
                                                                                              --------         --------

Commitments and Contingencies

Stockholders' Equity (Deficit):
       Preferred stock, $.01 par value; 8% cumulative redeemable convertible;
              100,000 shares authorized, 16,000 and no shares issued and outstanding at
               December 30, 2001 and December 31, 2000, respectively........................        --               --
       Common stock, $.01 par value, 10,000,000 shares authorized,
              2,834,474 shares issued and outstanding.......................................        35               35
       Additional paid-in capital...........................................................    17,782           16,188
       Retained earnings (deficit)..........................................................    (6,787)          (1,227)
       Treasury stock, at cost, 603,726 shares..............................................   (14,852)         (14,852)
       Accumulated other comprehensive income (loss)........................................       (44)              88
                                                                                              --------         --------
              Total stockholders'equity (deficit)...........................................    (3,866)             232
                                                                                              --------         --------
Total liabilities and stockholders' equity (deficit)........................................  $ 63,140         $ 74,616
                                                                                              ========         ========


 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (dollars in thousands, except share data)


                                                                                            Fiscal Year Ended
                                                                           --------------------------------------------------
                                                                            December 30,        December 31,       January 2,
                                                                               2001                2000               2000
                                                                               ----                ----               ----
Revenues................................................................  $   60,345          $   59,176           $   56,774
Operating costs and expenses:
    Operating expenses..................................................      38,444              38,482               36,984
    Selling, general and administrative expenses........................       9,275               8,838                9,143
    Depreciation and amortization.......................................      12,358              12,066               10,740
    Non-recurring and other charges.....................................          --               1,400                   --
                                                                          ----------          ----------           ----------
       Total operating costs and expenses...............................      60,077              60,786               56,867
                                                                          ----------          ----------           ----------
Income (loss) from operations...........................................         268              (1,610)                 (93)
                                                                          ----------          ----------           ----------
Other (income) expenses:
    Interest expense....................................................       5,993               7,016                7,859
    Investment (income) loss............................................        (227)              1,570                1,342
                                                                          ----------          ----------           ----------
       Total other expenses..............................................      5,766               8,586                9,201
                                                                          ----------          ----------           ----------
Loss before income taxes and extraordinary gain.........................      (5,498)            (10,196)              (9,294)
Income tax benefit......................................................          --                  --               (2,059)
                                                                          ----------          ----------           ----------
Loss before extraordinary gain..........................................      (5,498)            (10,196)              (7,235)
Extraordinary gain on early retirement of debt..........................           4               4,198                2,617
                                                                          ----------          ----------           ----------
Net loss................................................................      (5,494)             (5,998)              (4,618)
Preferred dividends.....................................................          66                  --                   --
                                                                          ----------          ----------           ----------
Net loss applicable to common stockholders..............................  $   (5,560)         $   (5,998)          $   (4,618)
                                                                          ==========          ==========           ==========
Basic and diluted earnings (loss) per share:
Loss before extraordinary gain..........................................  $    (1.96)         $    (3.59)          $    (2.54)
Extraordinary gain......................................................          --                1.48                  .92
                                                                          ----------          ----------           ----------
Net loss................................................................  $    (1.96)         $    (2.11)          $    (1.62)
                                                                          ==========          ==========           ==========
Weighted average shares used in calculation.............................   2,834,474           2,836,965            2,850,253
                                                                          ==========          ==========           ==========

                         GLACIER WATER SERVICES, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (dollars in thousands)

                                                                                            Fiscal Year Ended
                                                                              --------------------------------------------
                                                                                December 30,   December 31,     January 2,
                                                                                    2001           2000            2000
                                                                                    ----           ----            ----
Net loss.....................................................................   $ (5,494)       $ (5,998)       $ (4,618)
Unrealized gain (loss) on securities:
 Unrealized holding gain (loss) arising during the period....................       (166)          4,106           5,504
 Less: reclassification adjustment for net realized losses (gains)
  included in net income (loss)..............................................        (34)          2,562           2,407
                                                                                --------        --------        --------
Net unrealized gain (loss)...................................................       (132)          1,544           3,097
                                                                                --------        --------        --------
Comprehensive loss...........................................................   $ (5,626)       $ (4,454)       $ (1,521)
                                                                                ========        ========        ========


 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (dollars in thousands, except shares)



                                                                                                            Accumulated
                                Preferred Stock      Common  Stock     Additional  Retained                    Other
                                ---------------     ----------------     Paid In   Earnings   Treasury     Comprehensive
                                Shares   Amount     Shares    Amount     Capital   (Deficit)    Stock       Income (Loss)   Total
                                ------   ------     ------    ------     -------   ---------    -----       -------------   -----
Balance, January 3, 1999             -    $  -    2,959,975  $    34    $15,963    $ 9,389    $(11,549)       $(4,553)    $ 9,284

Exercise of Stock Option             -       -       11,875        -        156          -           -              -         156

Purchase of Treasury Stock           -       -     (137,676)       -          -          -      (3,246)             -      (3,246)

Net Unrealized Gain on               -       -            -        -          -          -           -          3,097       3,097
Investments

Net Loss                             -       -            -        -          -     (4,618)          -              -      (4,618)
                                ------    ----    ---------  -------    -------    -------    --------        -------     -------

Balance, January 2, 2000             -       -    2,834,174       34     16,119      4,771     (14,795)        (1,456)      4,673

Exercise of Stock Options            -       -        6,000        1         69          -           -              -          70

Purchase of Treasury Stock           -       -       (5,700)       -          -          -         (57)             -         (57)

Net Unrealized Gain on               -       -            -        -          -          -           -          1,544       1,544
Investments

Net Loss                             -       -            -        -          -     (5,998)          -              -      (5,998)
                                ------    ----    ---------  -------    -------    -------    --------        -------     -------

Balance, December 31, 2000           -       -    2,834,474       35     16,188     (1,227)    (14,852)            88         232

Issuance of Preferred Stock     16,000       -            -        -      1,594          -           -              -       1,594

Net Unrealized Loss on               -       -            -        -          -          -           -           (132)       (132)
Investments

Dividends on Preferred Stock         -       -            -        -          -        (66)          -              -         (66)

Net Loss                             -       -            -        -          -     (5,494)          -              -      (5,494)
                                ------    ----    ---------  -------    -------    -------    --------        -------     -------
Balance, December 30, 2001      16,000    $  -    2,834,474  $    35    $17,782    $(6,787)   $(14,852)       $   (44)    $(3,866)
                                ======    ====    =========  =======    =======    =======    ========        =======     =======


 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                            (dollars in thousands)

                                                                                                Fiscal Year Ended
                                                                                      --------------------------------------
                                                                                      December 30,  December 31,  January 2,
                                                                                          2001         2000          2000
                                                                                          ----         ----          ----
Cash flows from operating activities:
   Net Loss                                                                             $ (5,494)   $ (5,998)     $ (4,618)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                       12,358      12,066        10,740
      Loss on disposal of assets                                                             125         908           103
      Extraordinary gain on early retirement of debt                                          (4)     (4,198)       (2,617)
      Deferred tax provision (benefit)                                                        --          --        (2,059)
      Realized loss on sales of investments                                                   34       2,562         2,407
   Change in operating assets and liabilities:
      Accounts receivable                                                                     37        (169)          759
      Inventories                                                                            (42)        662          (359)
     Prepaid expenses and other                                                               20         709          (391)
     Payments for prepaid marketing incentives                                              (243)     (2,936)       (4,461)
     Other assets                                                                            126         325          (250)
     Accounts payable, accrued liabilities and accrued commissions                           275        (254)          717
                                                                                        --------    --------      --------
       Total adjustments                                                                  12,686       9,675         4,589
                                                                                        --------    --------      --------
       Net cash provided by (used in) operating activities                                 7,192       3,677           (29)
                                                                                        --------    --------      --------
Cash flows from investing activities:
   Purchase of vending equipment                                                          (2,448)     (6,270)      (12,115)
   Purchase of property and equipment                                                       (341)       (474)         (341)
   Purchase of investments                                                                    --        (931)      (48,001)
   Proceeds from sale of investments                                                       1,617       6,275        69,288
   Proceeds from maturities of investments                                                   208         269           612
                                                                                        --------    --------      --------
       Net cash (used in) provided by investing activities                                  (964)     (1,131)        9,443
                                                                                        --------    --------      --------
Cash flows from financing activities:
   Dividends paid                                                                            (34)         --            --
   Early retirement of long-term debt                                                         (5)     (9,585)       (5,528)
   Proceeds from line of credit                                                            8,700      22,432        15,090
   Principal payments on line of credit and long term debt                               (16,375)    (18,183)      (11,790)
   Proceeds from issuance of stock                                                         1,594          70           156
   Purchase of treasury stock                                                                 --         (57)       (3,246)
                                                                                        --------    --------      --------
       Net cash used in financing activities                                              (6,120)     (5,323)       (5,318)
                                                                                        --------    --------      --------
Net increase (decrease) in cash and cash equivalents                                         108      (2,777)        4,096
Cash and cash equivalents, beginning of year                                               1,428       4,205           109
                                                                                        --------    --------      --------
Cash and cash equivalents, end of year                                                  $  1,536    $  1,428      $  4,205
                                                                                        ========    ========      ========
Supplemental disclosure of cash flow information

Cash paid for interest                                                                  $  5,941    $  6,819      $  7,828
                                                                                        ========    ========      ========
Cash paid for income taxes                                                              $      7    $      5      $      5
                                                                                        ========    ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                         GLACIER WATER SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Business

          Glacier Water Services, Inc., a Delaware corporation ("Glacier" or "Company"), is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. The machines are placed at supermarkets and other retail outlets under commission arrangements with the retailers. The Company's revenues are subject to seasonal fluctuations, with decreased revenues during rainy or cold weather months and increased revenues during hot weather months. The Company's machines are primarily located throughout the sunbelt and Midwest regions of the United States. As of December 30, 2001, the Company operated machines in 35 states with approximately 51% of the Company's machines located in California. During fiscal year 2000, the Company discontinued operations in Mexico and returned approximately 500 machines to the United States for future re-deployment.

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Glacier Water Services, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Reclassification

          Certain prior year amounts have been reclassified to conform to the current presentation.

Fiscal Year

          The Company utilizes a fiscal year of 52 or 53 weeks ending on the Sunday closest to December 31. Fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000 each contained 364 days.

Other Comprehensive Income (Loss)

          In accordance with FASB Statement No. 130, Reporting Comprehensive Income, the Company displays comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements.

Cash and Cash Equivalents

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 30, 2001, cash equivalents primarily consist of cash held in money market accounts.

Investments

          Investments are accounted for in accordance with the Financial Accounting Standards Board ("FASB") Statement No. 115, for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase based on management's intent and re-evaluate such designation as of each balance sheet date. The Company considers all investments as available for use in its current operations, and therefore, classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with net unrealized gains or losses, if any, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, interest income, and dividends are included in investment income (loss) in the accompanying statements of operations. Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management's

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

determination that an investment's impairment is considered to be other than temporary. As of December 30, 2001, management believes its unrealized losses of $44,000 to be temporary. The cost of securities sold is based on the specific identification method.


      At December 30, 2001, investments available-for-sale consisted of the following (in thousands):

                                                       Gross         Gross        Gross
                                                     Amortized    Unrealized   Unrealized     Fair
                                                        Cost         Gains       Losses      Value
                                                        ----         -----       ------      -----
     Corporate securities                            $   906       $   117      $    --    $ 1,023
     Mortgage-backed security                            342            --         (161)       181
                                                     -------       -------      -------    -------
     Total investments available for sale            $ 1,248       $   117      $  (161)   $ 1,204
                                                     =======       =======      =======    =======

      The Company's primary market risk exposure is interest rate risk. The Company's exposure to interest rate risk relates primarily to the opportunity cost associated with fixed-rate obligations. At December 30, 2001, the Company held a portfolio of marketable securities, which included non-investment grade debt securities, with an estimated fair value equal to $1,204,000, which consisted of corporate debt securities and a mortgage-backed security with carrying values of $1,023,000 and $181,000, respectively.

      Proceeds from sales or maturities of marketable securities for the year ended December 30, 2001 were $1,825,000. There were no realized gains on such sales and maturities for the year ended December 30, 2001 and gross realized losses for the year ended December 30, 2001 were $34,000. The mortgage-backed security has a maturity date of December 2021. Kayne Anderson Capital Advisors, L.P. manages the Company's investment portfolio (See Note 10).

      At December 31, 2000, investments available for sale consisted of the following (in thousands):

                                                                          Gross           Gross          Gross
                                                                        Amortized      Unrealized     Unrealized     Fair
                                                                           Cost           Gains         Losses       Value
                                                                           ----           -----         ------       -----
     Corporate Securities                                               $   2,523       $   117        $    --     $ 2,640
     Mortgage backed securities                                               584            --            (29)        555
                                                                        ---------       -------        -------     -------
     Total investments available for sale                               $   3,107       $   117        $   (29)    $ 3,195
                                                                        =========       =======        =======     =======

      At December 31, 2000, the Company held a portfolio of marketable securities, which included non-investment grade debt securities, with an estimated fair value equal to $3,195,000. The entire $3,195,000 consisted of debt investments available-for-sale and the company held no convertible debt securities or equity securities available-for-sale at December 31, 2000.

      Proceeds from sales or maturities of marketable securities for the year ended December 31, 2000 were $6,554,000. Gross realized gains on such sales for the year ended December 31, 2000 were $590,000. Gross realized losses for the year ended December 31, 2000 were $3,152,000. Gross realized losses were recognized principally during the fourth quarter of fiscal 2000 in connection with the disposition of two corporate debt securities resulting in losses of $3,088,000.

Inventories

      Inventories consist of raw materials, repair parts and any vending machines in the process of assembly, and are stated at the lower of cost (moving weighted average) or market. Periodically these parts are used to assemble vending machines. Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment. As of December 30, 2001 and December 31, 2000, there were no vending machines in the process of assembly.

Property and Equipment and Depreciation

      Property and equipment are recorded at cost and consist of the following (in thousands):

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                                      December 30,       December 31,
                                                                                          2001              2000
                                                                                          ----              ----
     Vending equipment                                                                $100,842          $ 99,765
     Equipment, furniture and fixtures                                                   2,926             2,817
     Leasehold improvements                                                                 63               608
                                                                                      --------          --------
                                                                                       103,831           103,190
     Less: Accumulated depreciation and amortization                                   (55,545)          (47,824)
                                                                                      --------          --------
                                                                                      $ 48,286          $ 55,366
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

Long-Lived Assets

     The Company evaluates and assesses its long-lived assets for impairment under the guidelines of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable and accrued and other current liabilities approximate the fair value because of the short-term nature of those instruments. The fair value of the Company's long-term debt at December 30, 2001 and December 31, 2000 was approximately $47,341,000 and $34,396,000 respectively. The carrying value of the Company's long-term debt at December 30, 2001 and December 31, 2000 was approximately $61,965,000 and $61,975,000, respectively.

Revenues

     The Company recognizes revenue as water is vended to customers.

Commission Expense

     Included in operating expenses are commission payments made to certain retailers based on a percentage of vending machines revenue. Commission expense for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 was $27,602,000, $27,038,000, and $25,991,000, respectively. Prepaid commissions represent payments made to certain retailers based on a percentage of estimated monthly or quarterly vending machine revenues. Prepaid commissions at December 30, 2001 and December 31, 2000 were $65,000 and $115,000, respectively.

Income Taxes

     Income taxes are accounted for using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS no. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of pooling-of-interests method is no longer permitted. SFAS

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment at least annually using a fair value test. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. The Company implemented SFAS No. 141 on July 1, 2001 and is required to implement SFAS No. 142 at the beginning of its next fiscal year, January 1, 2002. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial position or results of operations.

     In August 2001, the FSAB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Business Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial position or results of operations.

Earnings (Loss) Per Share

     The Company computes and presents earnings (loss) per share in accordance with FASB Statement No. 128, Earnings Per Share. Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Dilutive earnings per share are based upon the weighted average number of common shares outstanding and potentially dilutive securities during the period. In computing the net loss per share, the Company's net loss is adjusted for the preferred dividends to reflect the loss applicable to common stock.

     Potentially dilutive securities include shares issuable in connection with the convertible preferred stock and options granted under the Company's stock option plans using the treasury stock method. For fiscal 1999, 2000, and 2001, potentially dilutive securities were not used to calculate diluted loss per share because of their anti-dilutive effect.


2. Supplementary Balance Sheet Information

   Other Assets

     Other assets consist of the following (in thousands):

                                                                                  December 30,       December 31,
                                                                                      2001               2000
                                                                                      ----               ----
Prepaid marketing incentives, net of accumulated amortization of
  $6,788 as of December 30, 2001 and $5,263 as of December 31, 2000...........      $4,650            $ 6,938
Deferred financing cost, net of accumulated amortization of
  $197 as of December 30, 2001 and $119 as of December 31, 2000...............       2,833              2,888
Other.........................................................................         231                386
                                                                                    ------            -------
                                                                                    $7,714            $10,212
                                                                                    ======            =======

     Prepaid marketing incentives consist of fees paid to retailers for future benefits associated with the ongoing placement of the Company's vending equipment at those locations. These fees are amortized over the life of the contract, generally ranging from three to five years. For the years ended December 30, 2001, December 31, 2000 and January 2, 2000, $2,553,000, $2,624,000
and $2,282,000, respectively, is included in depreciation and amortization.

     Deferred financing costs of $4,100,000 were incurred in connection with the Trust Preferred Securities discussed in Note 3 and are amortized over the period ending January 2028, the date of the mandatory redemption of the securities.

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Accrued Liabilities

                                                     December 30,   December 31,
                                                         2001           2000
                                                         ----           ----
Accrued compensation and related taxes...........      $  462         $  434
Accrued income and other taxes...................         349            352
Accrued interest.................................         247            393
Other accrued liabilities........................         866            430
                                                       ------         ------
                                                       $1,924         $1,609
                                                       ======         ======

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

     The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at the redemption price equal to the aggregate liquidation amount of the Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time after January 31, 2003. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Trust Securities.

     On August 13, 1999, the Company's Board of Directors authorized the Company to purchase up to 250,000, or approximately 7.4% of the then 3,400,000 shares outstanding, of the Trust Preferred Securities in the open market as part of the Company's stock repurchase plan. Subsequently, the Company's Board of Directors increased the authorized number of the Trust Preferred Securities subject to repurchase to 1,250,000 shares. As of December 30, 2001, the Company had repurchased 921,400 shares of the Trust Preferred Securities. During fiscal 2001, the Company repurchased 400 shares of the Trust Preferred Securities resulting in a net extraordinary gain of $4,115, compared to a net extraordinary gain of $4,198,000 during fiscal 2000 from the repurchase of 578,000 shares of the Trust Preferred Securities. The Company may continue to make such purchases from time to time in open market transactions or block trades. There were 2,478,600 shares and 2,479,000 shares of the Trust Preferred Securities outstanding (other than shares held by the Company) as of December 30, 2001 and December 30, 2000, respectively, which had a carrying value of $61,965,000 and $61,975,000, respectively.

Line of Credit

     On June 23, 2000, the Company entered into a credit facility with Tokai Bank of California (currently known as United California Bank), which provided borrowings of up to $10,000,000 and required quarterly interest payments at the bank's prime rate. Borrowings under this agreement were secured by substantially all of the assets of the Company. During the fourth quarter of fiscal 2001, the Company paid off the outstanding balance and terminated the credit facility. On February 19, 2002, the Company, in connection with the acquisition of the Pure Fill Corporation,

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

entered into a new Credit Facility with City National Bank, which provides for borrowings of up to $10,000,000. The credit facility provides a five-year, $6,000,000 term loan, which requires monthly principal and interest payments at the bank's prime rate plus 1.5% (6.25% per annum as of February 19, 2002) and a two-year, $4,000,000 revolving credit facility, which requires monthly interest payments at the bank's prime rate plus 1% (5.75% per annum as of February 19, 2002). See Note 12 for information concerning a credit facility entered into in 2002.

4. Commitments and Contingencies

   Leases

     The Company leases certain vehicles, warehouse and office facilities under non-cancelable operating leases that expire on various dates through 2006.

     Future minimum lease payments under non-cancelable operating leases with initial terms of one or more years are as follows (in thousands):

               2002...................................  $1,403
               2003...................................     896
               2004...................................     508
               2005...................................     240
               2006...................................      83
               Thereafter.............................      --
                                                        ------
               Total minimum lease payments...........  $3,130
                                                        ======


     Total lease expense for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, was $1,874,000, $2,034,000, and $2,158,000,
respectively.

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

5. Income Taxes

   Significant components of the benefit for income taxes are as follows (in thousands):

                                                                               Fiscal Year Ended
                                                            ------------------------------------------------------
                                                              December 30,        December 31,        January 2,
                                                                   2001               2000              2000
                                                                   ----               ----              ----
Federal Income Taxes:
       Current....................................          $              --  $             267     $    --
       Deferred...................................                         --               (267)     (1,863)
                                                            -----------------  -----------------     -------
          Total Federal Income Taxes..............                         --                 --      (1,863)
                                                            -----------------  -----------------     -------
State and Local Income Taxes
       Current....................................                         --                 47          --
       Deferred...................................                         --                (47)       (196)
                                                            -----------------  -----------------     -------
          Total State and Local Income Taxes......                         --                 --        (196)
                                                            -----------------  -----------------     -------
Total Income Tax Benefit..........................          $              --  $              --     $(2,059)
                                                            =================  =================     =======

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Deferred tax liabilities and assets result from the following (in thousands):

                                                                                             December 30,   December 31,
                                                                                                2001           2000
                                                                                                ----          -------
           Deferred tax liabilities:
                  Property and equipment...................................................    $ 9,196        $ 8,421
                                                                                               -------        -------
           Total deferred tax liabilities..................................................      9,196          8,421
                                                                                               -------        -------
           Deferred tax assets:
                  Alternative minimum tax credit...........................................     (1,449)        (1,482)
                  Net operating loss.......................................................     (8,949)        (7,989)
                  Manufacturer's investment credit.........................................       (645)          (591)
                  Accruals and reserves....................................................     (2,208)          (263)
                  Valuation allowance......................................................      4,269          2,118
                                                                                               -------        -------
           Total deferred tax assets, net..................................................     (8,982)        (8,207)
                                                                                               -------        -------
           Net deferred tax liabilities....................................................    $   214        $   214
                                                                                               =======        =======

          A valuation allowance has been recorded against the deferred tax assets due to uncertainties surrounding their realization. The net deferred tax liability in the amount of $214,000 as of December 30, 2001 and December 31, 2000, is included in accrued liabilities.

          The Company's effective income tax rate differs from the federal statutory rate as follows:

                                                                                          Fiscal Year Ended
                                                                       ---------------------------------------------------
                                                                       December 30,        December 31,        January 2,
                                                                            2001              2000               2000
                                                                            ----              ----               ---
        Federal statutory rate.........................................    (34.0)%             (34.0)%           (34.0)%
        State and local taxes, net of federal benefit..................     (4.0)%              (2.0)%            (2.0)%
        Manufacturer's investment credit generated and other...........     (1.0)%                --%             (1.0)%
        Increase in valuation allowance................................     39.0%               36.0%               --%
                                                                          ------              ------            ------
        Effective rate.................................................       --%                 --%            (37.0)%
                                                                          ======              ======            ======

          At December 30, 2001, the Company had federal and California income tax net operating loss carry forwards of $23,100,000 and $9,700,000, respectively, which will begin to expire in 2012 and 2003 for federal and state income tax purposes, respectively.

6.   Stockholders' Equity

     Preferred Stock

          The Company's Certificate of Incorporation authorizes the issuance of 100,000 shares of preferred stock, par value $.01 per share. The rights, preferences and privileges of the authorized shares may be established by the Board of Directors without further action by the holders of the Company's common stock.

          During the quarter ended July 1, 2001, the Company issued 16,000 shares of Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), which resulted in an increase to stockholders' equity of $1,594,000. Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend ("Dividend") at the rate of 8% per annum of the original purchase price of each share of Preferred Stock. If any dividends are declared on the Common Stock, dividends will also be paid on the Preferred Stock on an as-converted basis.

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

                         GLACIER WATER SERVICES, INC.

     The Preferred Stock may be redeemed at the election of the Company, for redemption prices equal to 103%, 102%, 101%, and 100% of the Liquidation Amount on or after the third, fourth, fifth, and sixth anniversary, respectively. In addition, the Preferred Stock may be redeemed, at the election of the Company, at 100% of the Liquidation Amount if the closing price of the Company's common stock remains at or above $19.00 for 10 consecutive trading days. The Preferred Stock is convertible into shares of common stock computed by dividing the Liquidation Amount, with respect to the number of shares of Preferred Stock to be converted, by $9.50.

          For the year ended December 30, 2001, the Company accrued and declared dividends associated with the Cumulative Redeemable Convertible Preferred Stock of $66,000.

     Treasury Stock

          The Board of Directors has authorized the purchase of up to 750,000 shares of the Company's common stock in the open market. As of December 30, 2001, 603,726 shares had been repurchased under this program, and the Company was authorized to repurchase an additional 146,274 shares, approximately 5.2% of the Company's total shares outstanding.

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

          The Company has reserved 950,000 shares of common stock under the 1994 Stock Compensation Program which provides for the issuance of incentive and non-qualified stock options to key employees, including directors and consultants. Incentive stock options are granted at no less than the fair market value on the date of the grant. Non-qualified options may be granted at prices determined by the Board of Directors, but at no less than 85% of the fair market value on the date of the grant. Options generally have a term of 10 years and become exercisable at a rate of 25% per annum. Options granted under this provision ("Deferral Options") have a term of five years and become exercisable one year following the date of the grant.

          The Company had reserved 360,000 shares of common stock for issuance under the 1992 Stock Option Plan, which provided for the issuance of incentive and non-qualified stock options to key employees, including directors and consultants. The 1992 Stock Option Plan was terminated in 1994 with a balance of 42,250 shares of common stock available for grant which was transferred to the 1994 Stock Compensation Program.

          A summary of the status of the Company's stock option plans and activity is as follows:

                                                                                                  Weighted Avg.
                                                                                   Shares         Exercise Price
                                                                                   ------         --------------
        Balance at January 3, 1999............................................     641,588              $23.21
        Granted...............................................................      77,537              $24.53
        Exercised.............................................................     (11,875)             $13.12
        Canceled..............................................................     (80,870)             $30.56
                                                                                  --------              ------
        Balance at January 2, 2000............................................     626,380              $22.64
        Granted...............................................................     266,885              $13.03
        Exercised.............................................................      (6,000)             $11.50
        Canceled..............................................................    (123,306)             $23.62
                                                                                  --------              ------
        Balance at December 31, 2000..........................................     763,959              $19.16
        Granted...............................................................     428,665              $ 7.98
        Exercised.............................................................          --              $   --
        Canceled..............................................................    (237,890)             $21.35
                                                                                  --------              ------
        Balance as of December 30, 2001.......................................     954,734              $13.60
        Exercisable at December 30, 2001......................................     368,403              $16.28

        Weighted average fair value of options granted........................                          $ 3.95

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          There are 60,500 options outstanding under the 1992 plan at December 30, 2001, all of which are exercisable, and have exercise prices between $8.25 and $13.63, with a weighted average exercise price of $11.59 and a weighted average remaining contractual life of 1.4 years.

          There are 894,234 options outstanding under the 1994 plan at December 30, 2001 with exercise prices between $7.55 and $31.25, with a weighted average exercise price of $13.74 and a weighted average remaining contractual life of 6.2 years. At December 30, 2001 307,903 of these options are exercisable, and their weighted average exercise price is $17.21.

          The following pro forma disclosures represent what the Company's net loss and loss per share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123"):

                                                                                            Fiscal Year Ended
                                                                             -----------------------------------------------
                                                                             December 30,         December 31,    January 2,
                                                                                2001                2000             2000
                                                                                ----                ----             ----
               Pro forma net loss (in thousands)...........................    $(7,380)            $(6,489)         $(5,086)
               Pro forma basic loss per share..............................    $ (2.60)            $ (2.29)         $ (1.78)
               Pro forma diluted loss per share............................    $ (2.60)            $ (2.29)         $ (1.78)

          Because the method of accounting required under FASB Statement No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2001, 2000, and 1999, respectively: average risk-free interest rates of 4.8%, 5.0%, and 5.1%, no expected dividend yield; expected lives of eight years for regular options and five years for Deferral Options in all years; expected volatility of approximately 43% for fiscal year 2001 and 28% for fiscal 2000 and 27% for fiscal 1999.

8.   Significant Customers

          The following table sets forth the customers which represent ten percent or more of the Company's total revenues in fiscal years 2001, 2000 and 1999, after the effect of any consolidations that occurred as a result of any acquisition or mergers by the retailers:

                                                         Fiscal Year Ended
                                           ------------------------------------------
                                             December 30,   December 31,   January 2,
                                                 2001          2000          2000
                                                 ----          ----          ----
                        Company A               12.22%        11.70%         9.01%
                        Company B               12.32%        10.58%        10.01%
                        Company C               12.04%        10.99%         9.65%

9.   Non-Recurring and Other Charges

          In the third quarter of fiscal 2000, the Company approved a plan to discontinue operations in Mexico. As a result, the Company incurred non-recurring charges totaling $1,400,000 associated with the closure of its Mexico operation. The non-recurring charges consisted of leasehold improvement write-offs of $545,000 related to the water stores and warehouse; impairment losses on the disposal of equipment and fixtures located in Mexico of $338,000; severance costs of $83,000 related to the involuntary termination of 35 employees; lease termination costs of $42,000; building closures of $192,000; fees paid to advisors regarding actions to be taken in the restructuring of $117,000; and other direct costs associated with the exit plan of $83,000. By the end of the third quarter of 2000, the closure of the Mexico operations was substantially complete. There were no additional charges associated with the discontinuance of the operation in Mexico, and as of December 30, 2001 and December 31, 2000, $0 and $69,000 was unpaid and included in accrued liabilities in the accompanying consolidated balance sheet.

                         GLACIER WATER SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.  Related Party Transactions

         Kayne Anderson Capital Advisors, L.P. currently manages the Company's investment portfolio. Two board members are employed as senior executives of Kayne Anderson Capital Advisors, L.P. and are shareholders of the Company. The Company incurred costs of $13,000, $44,000, and $69,000 in fiscal 2001, 2000, and 1999, respectively, to Kayne Anderson Capital Advisors, L.P. in connection with investment management fees. In connection with the acquisition of the Pure Fill assets, funds managed by Kayne Anderson Capital Advisors, L.P. provided temporary funding of $6,300,000 to the Company until February 22, 2002. The Company paid to funds managed by Kayne Anderson Capital Advisors, L.P. interest of $12,000 at an interest rate consistent with the rates charged by City National Bank (see Note 12).

         The Company incurred costs of $11,000 for consulting services provided by LEK Consulting during fiscal 1999 and did not use LEK consulting during fiscal 2000 and 2001. A director of the Company was the President of the North American practice of LEK Consulting Group during fiscal 1999. He is no longer employed by LEK Consulting.

11.  Segment Reporting

         Glacier operates in a single business segment providing high quality, low priced drinking water dispensed to consumers through self-service vending machines.

         Glacier conducted operations in Mexico beginning in fiscal 1998. In the third quarter of fiscal 2000, the Company discontinued its operations in Mexico City and returned approximately 500 machines to the United States for future re-deployment. During fiscal 2000, the operations in Mexico incurred operating losses of approximately $814,000. The geographic revenues for the fiscal year and long-lived assets are as follows:

                                                                 Revenues
                                                            Fiscal Year Ended              Long-Lived Assets as of
                                                       ----------------------------      -----------------------------
                                                       December 30,    December 31,      December 30,     December 31,
                                                           2001            2000              2001             2000
                                                           ----            ----              ----             ----
        (in thousands)
        United States...............................    $  60,345      $   58,850          $  48,286       $  55,366
        Mexico......................................           --             326                 --              --
                                                        ---------      ----------          ---------       ---------
        Total.......................................    $  60,345      $   59,176          $  48,286       $  55,366
                                                        =========      ==========          =========       =========

12.  Subsequent Events

         On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation for $6,200,000 subject to certain working capital adjustments related primarily to the accounts receivable and accounts payable balances assumed by Glacier, of which $640,000 is payable in installments over four years. Prior to the acquisition, Pure Fill operated water vending machines in certain markets also serviced by Glacier. The results of operations related to the Pure Fill acquisition will be included in the consolidated financial statements of Glacier Water subsequent to the acquisition.

         In connection with the Pure Fill acquisition, the Company entered into a new $10,000,000 credit facility with City National Bank on February 19, 2002. The credit facility requires monthly interest payments at the bank's prime rate plus 1.00% (5.75% per annum at February 19, 2002) on the $4,000,000 revolving credit portion and monthly principal and interest payments at the bank's prime rate plus 1.50% (6.25% per annum at February 19, 2002) on the $6,000,000 term loan portion. The City National Bank credit facility contains certain financial covenants and Glacier pledged certain assets in connection with this facility. In connection with the acquisition of the Pure Fill asset, funds managed by Kayne Anderson Capital Advisors, L.P. provided temporary funding of $6,300,000 to the Company until February 22, 2002. The Company paid to Kayne Anderson Capital Advisors, L.P. interest of $12,000 at an interest rate consistent with the rates charged by City National Bank. Glacier borrowed $6,000,000 on the term loan to repay the temporary funding by the funds managed by Kayne Anderson Capital Advisors, L.P.

13.  Quarterly Financial Data (Unaudited)

                                                            First Quarter    Second Quarter    Third Quarter     Fourth Quarter
                                                            ------------     -------------     -------------     --------------
                                                                    (in thousands, except shares and per share amounts)
        Year Ended December 30, 2001:
          Net revenues                                    $     13,440      $   15,473        $   17,248        $   14,184
          Income (loss) from operations                           (574)            465             1,446            (1,069)
          Income (loss) before extraordinary gain               (2,021)           (990)               21            (2,508)
          Gain on early extinguishment of debt                       4              --                --                --
          Net income (loss)                                     (2,017)           (990)               21            (2,508)

          Basic and diluted (loss) per share:
          Loss before extraordinary gain                          (.71)           (.35)               --              (.88)
          Extraordinary gain                                        --              --                --                --
          Net income (loss)                                       (.71)           (.35)               --              (.88)
          Weighted average shares                            2,834,474       2,834,474         2,834,474         2,834,474

        Year Ended December 31, 2000:
          Net revenues                                    $     12,785      $   15,939        $   17,214        $   13,238
          Loss from operations                                    (833)            231              (485)             (523)
          Loss before extraordinary gain                        (2,376)         (1,252)           (1,900)           (4,668)
          Gain on early extinguishment of debt                   1,073             460               318             2,347
          Net loss                                              (1,303)           (792)           (1,582)           (2,321)

          Basic and diluted (loss) per share:
          Loss before extraordinary gain                          (.84)           (.44)             (.67)            (1.64)
          Extraordinary gain                                       .38             .16               .11                83
          Net loss                                                (.46)           (.28)             (.56)             (.82)
          Weighted average shares                            2,834,174       2,843,965         2,840,174         2,838,545

        Year Ended January 2, 2000:
          Net revenues                                    $     12,623      $   14,232        $   15,706        $   14,213
          Income (loss) from operations                           (401)           (223)              903              (372)
          Loss before extraordinary gain                        (2,593)         (1,713)             (772)           (2,157)
          Gain on early extinguishment of debt                       -               -               336             2,281
          Net income (loss)                                     (2,593)         (1,713)             (436)              124

          Basic earnings (loss) per share:
          Loss before extraordinary gain                          (.87)           (.61)             (.27)             (.76)
          Extraordinary gain                                         -               -               .12               .80
          Net income (loss)                                       (.87)           (.61)             (.15)              .04
          Weighted average shares                            2,987,879       2,827,301         2,833,000         2,834,174


     During the third quarter of fiscal 2000, the Company discontinued operations in Mexico. As a result, the Company incurred non-recurring charges totaling $1,400,000 associated with the closure of its Mexico operation. Refer to Note 9, Non-Recurring and Other Charges, for more detail.

     During the second quarter of fiscal 1999, the Company deemed a corporate debt equity investment as permanently impaired and reduced the carrying value by $500,000.

     In the first quarter of fiscal 1999, the Company deemed a corporate debt investment as permanently impaired and reduced the carrying value by $1,600,000.

                               INDEX TO EXHIBITS

Exhibit No.
-----------
3.1            Certificate of Incorporation Registrant (i.)
3.2            Bylaws of Registrant (i.)
3.3 Certificate of Designation, Preferences and Rights of Redeemable Convertible Preferred Stock of Glacier Water Services, Inc. dated June 18, 2001
4.1            Specimen Stock Certificate of Registrant (i.)
4.2 Junior Subordinated Indenture between Glacier Water Services, Inc. and Wilmington Trust Company as Indenture Trustees, dated January 28, 1997 (xii.)
4.3 Officers' Certificate of Company Order executed by Glacier Water Services, Inc., dated January 27, 1998 (xii.)
4.4            Certificate of Trust of Glacier Water Trust I, dated November 13,
               1997 (xi.)
4.5            Trust Agreement of Glacier Water Trust I, dated November 13, 1997
               (xi.)
4.5.1 Amended and Restated Trust Agreement of Glacier Water Trust I, dated January 27, 1998 (xii.)
4.6            Trust Preferred Certificate of Glacier Water Trust I (xii.)
4.7            Common Securities Certificate of Glacier Water Trust I (xii.)
4.8 Guarantee Agreement between Glacier Water Services, Inc. and Wilmington Trust Company, as Trustee, dated January 27, 1998 (xii.)
4.9 Agreement as to Expenses and Liabilities between Glacier Water Services, Inc. and Glacier Water Trust I, dated January 27, 1998 (xii.)
4.10 Junior Subordinated Deferrable Interest Debenture of Glacier Water Services, Inc. (xii.)
10.1           Amended and Restated 1992 Stock Incentive Plan (ii.)
10.2           Form of Indemnification Agreement with Officers and Directors
               (i.)
10.3           1994 Stock Compensation Plan (iii.)

10.3.1         Amendment No. 1 to 1994 Stock Compensation Plan (v.) dated June
               6, 1996
10.3.2 Amendment No. 2 to 1994 Stock Compensation Plan (v.) dated September 17, 1996
10.3.3         Amendment No. 3 to 1994 Stock Compensation Plan (vi.) dated June
               3, 1997
10.3.4         Amendment No. 4 to 1994 Stock Compensation Plan (vii.) dated June
               9, 1998
10.3.5         Amendment No. 5 to 1994 Stock Compensation Plan (viii.) dated
               June 2, 1999
10.3.6         Amendment No. 6 to 1994 Stock Compensation Plan (ix.) dated June
               6, 2000
10.3.7         Amendment No. 7 to 1994 Stock Compensation Plan (x.) dated June
               5, 2001
10.4           City National Bank Loan Agreements dated February 19, 2002
21.1           Subsidiaries of Glacier Water Services, Inc.
23.1           Consent of Arthur Andersen LLP Independent Public Accountants

(i.) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-45360) amendments thereto.
(ii.) Incorporated by reference to the Company's Registration Statement on Form S-8 (File Number 33-61942) filed April 30, 1993.
(iii.) Incorporated by reference to the Company's Registration Statement on Form S-8 (File Number 33-80016) filed June 8, 1994.
(iv.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 2, 1993.
(v.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 6, 1995.
(vi.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 3, 1997.
(vii.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 9, 1998.
(viii.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 2, 1999.
(ix.) Incorporated by reference by the Company's Proxy Statement for the Annual Meeting held on June 6, 2000.

(x.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 5, 2001.
(xi.) Incorporated by reference to the Company's Proxy Registration Statement on Form S-2 (File Number 333-40335) filed January 22, 1998 .
(xii.) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 1998.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GLACIER WATER SERVICES, INC.

                                By:_____________________________________________
                                  /s/ Brian H. McInerney
                                  President and Chief Executive Officer

                                By:_____________________________________________
                                  /s/ W. David Walters
                                  Senior Vice President, Chief Financial Officer


Date:  March 12, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2002.

Signature                                         Title
---------                                         -----
Principal Executive Officer:

_____________________________________________     President and Chief Executive Officer
/s/  Brian H. McInerney

_____________________________________________     Chairman of the Board and Director
/s/  Charles Norris

_____________________________________________     Director
/s/  Richard A. Kayne

_____________________________________________     Director
/s/  Peter H. Neuwirth

_____________________________________________     Director
/s/  Scott H. Shlecter

_____________________________________________     Director
/s/  Robert V. Sinnott