Form 10-Q
period 2002-03-31
GLACIER WATER SERVICES INC
filed 2002-05-13
CIK 883505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:1-11012

Glacier Water Services, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0493559 (I.R.S. Employer Identification No.)

2651 La Mirada Drive, Suite 100, Vista, California 92083
(Address of principal executive offices) (Zip Code)

(760) 560-1111

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of issuer’s class of common stock as of the latest practicable date: 2,834,474 shares of common stock, $.01 par value, outstanding at May 3, 2002.

PART 1—FINANCIAL INFORMATION
ITEM 1—FINANCIAL STATEMENTS
GLACIER WATER SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2002	December 30, 2001*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,017	$1,536
Investments, available-for-sale	1,186	1,204
Accounts receivable	1,107	721
Income tax receivable	370	—
Inventories	2,590	2,629
Prepaid expenses and other	723	1,050

Total current assets	7,993	7,140

Property and equipment, net of accumulated depreciation	48,390	48,286
Goodwill	4,129	—
Intangible assets, net of accumulated amortization	688	—
Other assets	7,129	7,714

Total assets	$68,329	$63,140

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$990	$991
Accrued commissions	2,117	2,126
Accrued liabilities	2,649	1,924
Current portion of long-term notes payable	1,360	—

Total current liabilities	7,116	5,041

Long-term debt	61,965	61,965
Long-term notes payable	5,180	—

Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 8% cumulative redeemable convertible; 100,000 shares authorized, 16,000 issued and outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 2,834,474 shares issued and outstanding	35	35
Additional paid-in capital	17,782	17,782
Retained deficit	(8,934)	(6,787)
Treasury stock, at cost, 603,726 shares	(14,852)	(14,852)
Accumulated other comprehensive income (loss)	37	(44)

Total stockholders’ equity (deficit)	(5,932)	(3,866)

Total liabilities and stockholders’ equity (deficit)	$68,329	$63,140

* Amounts derived from audited information

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except shares and per share data)
(unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001
Revenues	$15,409	$13,440

Operating costs and expenses:
Operating expenses	9,985	8,780
Selling, general and administrative expenses	2,428	2,324
Depreciation and amortization	3,114	2,910
Restructuring costs	889	—

Total operating costs and expenses	16,416	14,014

Loss from operations	(1,007)	(574)

Other (income) expenses:
Interest expense	1,461	1,566
Investment (income) expense	17	(119)

Total other expenses	1,478	1,447

Loss before income taxes and extraordinary item	(2,485)	(2,021)

Income tax benefit	(370)	—

Loss before extraordinary gain, net of tax	(2,115)	(2,021)

Extraordinary gain on early retirement of debt	—	4

Net loss	(2,115)	(2,017)

Preferred dividends	32	—

Net loss applicable to common stockholders	$(2,147)	$(2,017)

Basic and diluted loss per common share:
Loss before extraordinary item, net of tax	$(0.75)	$(0.71)

Extraordinary gain	$—	$—

Net loss applicable to common stockholders	$(0.76)	$(0.71)

Weighted average shares used in calculation	2,834,474	2,834,474

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001
Net loss	$(2,115)	$(2,017)

Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	146	(123)
Less: reclassification adjustment for losses included in net loss	65	13

Net unrealized gain (loss)	81	(137)

Comprehensive loss	$(2,034)	$(2,153)

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001
Cash flow from operating activities:
Net loss	$(2,115)	$(2,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,114	2,910
Loss on disposal of assets	31	13
Extraordinary gain on early retirement of debt	—	(4)
Realized loss (gain) on sales of investments	65	(29)
Change in operating assets and liabilities:
Accounts receivable	(142)	197
Income tax receivable	(370)	—
Inventories	110	(17)
Prepaid expenses and other	327	127
Payments for prepaid marketing incentives	(27)	(65)
Other assets	(8)	7
Accounts payable, accrued liabilities and accrued commissions	(307)	(102)

Total adjustments	2,793	3,037

Net cash provided by operating activities	678	1,020

Cash flows from investing activities:
Net investment in vending equipment	(567)	(726)
Purchase of property and equipment	(108)	(38)
Purchase of Pure Fill, net of cash	(5,424)	—
Proceeds from maturities of investments	34	59

Net cash used in investing activities	(6,065)	(705)

Cash flows from financing activities:
Early retirement of debt	—	(5)
Dividends paid	(32)	—
Proceeds from borrowings on line of credit	—	3,485
Principal payments on line of credit	—	(3,485)
Proceeds from long-term notes payable	6,000	—
Principal payments on long-term notes payable	(100)	—

Net cash provided by (used in) financing activities	5,868	(5)

Net increase cash equivalents	481	310
Cash and cash equivalents, beginning of period	1,536	1,428

Cash and cash equivalents, end of period	$2,017	$1,738

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS– (Continued)
(dollars in thousands)
(unaudited)

Supplemental disclosure of cash flow information:

	Three Months Ended
	March 31, 2002	April 1, 2001
Cash paid for interest	$1,404	$1,550

Cash paid for income taxes	$3	$4

Investing and financing activity:

Assets acquired
Inventory	$71
Accounts receivable	244
Vending equipment	1,798
Vehicles	122
Intangibles	723
Goodwill	4,129

Assets acquired	7,087
Current liabilities
Accounts payable assumed	(1,023)
Note payable to Pure Fill non-cash	(640)

Purchase of Pure Fill, net of cash	$5,424

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

1.    Basis of Presentation

In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three-month periods ended March 31, 2002 and April 1, 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

2.    Investments

Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At March 31, 2002 and December 30, 2001, the Company considered all investments as available for use in its current operations, and therefore classified them short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with net unrealized gains and losses, if any, reported as a separate component of stockholders’ equity (deficit). Realized gains or losses from the sale of investments, write-downs associated with investments deemed to be permanently impaired, interest income, and dividend income are included as investment income or expense in the accompanying statements of operations. Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management’s determination that an investment impairment is considered to be other than temporary. As of March 31, 2002, management believes its net unrealized gains aggregating $37,000 to be temporary in nature. The cost of securities sold is based on the specific identification method.

At March 31, 2002, short-term investments consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$906	$117	$—	$1,023
Mortgage backed securities	243	—	(80)	163

Total debt securities	$1,149	$117	$(80)	$1,186

The Company’s primary market risk exposure is interest rate risk. The Company’s exposure to interest rate risk relates primarily to the opportunity cost associated with fixed rate obligations. At March 31, 2002, the Company held a portfolio of marketable securities, which included non-investment grade debt

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2002
(unaudited)

securities, with an estimated fair value of $1,186,000, which consisted of corporate debt securities and a mortgage-backed security with carrying values of $1,023,000 and $163,000, respectively.

There were no proceeds from the sales of marketable securities for the three-month period ended March 31, 2002 and proceeds from the maturities of marketable securities for the three-month period ended March 31, 2002 were $34,000. There were no realized gains on such maturities for the three-month period ended March 31, 2002. Gross realized losses on such maturities for the three-month period ended March 31, 2002 were $65,000. The mortgage-backed securities have a maturity date of December 2021. The Company’s investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party.

For the quarter ended March 31, 2002, the Company incurred net investment expense totaling $17,000, which consisted of management fees of $1,000, investment earnings of $49,000, and net realized losses on the maturities of investments of $65,000 compared to net investment income totaling $119,000, which consisted of management fees of $4,000, investment earnings of $95,000, and a net realized gain on the sale or maturities of investments of $28,000 for the same period last year.

At December 30, 2001, investments available-for-sale consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$906	$117	$—	$1,023
Mortgage backed securities	342	—	(161)	181

Total debt securities	$1,248	$117	$(161)	$1,204

3.    Acquisition

On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation for a purchase price of $6,650,000, including $640,000 which is payable in installments over four years and transaction costs of $450,000, subject to certain working capital adjustments related primarily to the accounts receivable and accounts payable balances assumed by Glacier. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition. The excess purchase price over acquired net assets was $4,129,000 and is classified as Goodwill. $213,000, $230,000 and $280,000 were assigned to registered trademarks and patents, contracts, and a non-compete agreement, respectively (collectively, “Intangible Assets”). The Intangible Assets are subject to amortization and have a weighted average useful life of approximately 4 years.

The following unaudited pro forma information assumes that the acquisition occurred on December 31, 2001 and January 1, 2000, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on December 31, 2001 and January 1, 2000, or of future results of operations.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2002
(unaudited)

The unaudited pro forma results for the three-months ended March 31, 2002 and April 1, 2001 are as follows (in thousands except share and per share data):

	2002	2001

Revenues	$16,539	$15,694
Net loss	$(2,273)	$(2,329)
Net loss applicable to common shares	$(2,305)	$(2,329)
Loss per common share	$(0.81)	$(0.82)

Weighted average shares used in per share calculation—basic and diluted	2,834,474	2,834,474

4.    Restructuring Charge

Costs associated with the restructuring of existing Glacier operations and costs necessary to integrate the assets of Glacier and Pure Fill that are expected to benefit future operations are expensed as restructuring costs after management has completed and approved the restructuring plans and associated costs. Integration costs totaled $889,000 for the three-month period ended March 31, 2002 and have been recognized as restructuring costs in the consolidated statement of operations since the date of the acquisition. As of March 31, 2002, the Company had $75,000 remaining in accrued restructuring related costs that are included in the accrued expenses in the consolidated balance sheet. Additional costs associated with the Company’s ongoing integration are estimated to be approximately $400,000 and are expected to be incurred during the three-months ended June 30, 2002, principally for the removal and replacement, transportation and disposal of vending equipment. These costs have not been accrued for or recognized in the statement of operations as these costs do not meet the recognition criteria of Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”, as of March 31, 2002.

5.    Inventories

Inventories consist of machine parts used to repair vending machines in operation, and are stated at the lower of cost (moving weighted average) or market. Periodically these parts are used to assemble vending machines. Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment. As of March 31, 2002 and December 30, 2001, there were no vending machines in the process of assembly.

6.    New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations.” This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company has followed the requirements of this statement for business acquisitions made after June 30, 2001.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2002
(unaudited)

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. This statement is effective January 1, 2002. The Company adopted the statement effective January 1, 2002. The Company’s adoption of SFAS No. 142 has not had a material impact on the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that implementation of SFAS No. 143 will have a material impact on its financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The Company’s adoption of SFAS No. 144 has not had a material impact on its financial statement.

7.    Debt

The Company’s long-term debt consists of amounts due on the outstanding shares of the Glacier Water Trust Preferred Securities (AMEX: HOO_pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company (the “Trust Preferred Securities”), amounts due to City National Bank under a credit facility, and a $640,000 note payable to Pure Fill. As of March 31, 2002, there were 2,478,600 shares of the Trust Preferred Securities outstanding, which had a carrying value of $61,965,000 and have a maturity date of January 31, 2028. In connection with the Pure Fill acquisition, the Company entered into a new $10,000,000 credit facility with City National Bank on February 19, 2002. The credit facility requires monthly interest payments at the bank’s prime rate plus 1.00% (5.75% per annum at March 31, 2002) on the $4,000,000 revolving credit portion and equal monthly principal payments plus monthly interest payments at the bank’s prime rate plus 1.50% (6.25% per annum at March 31, 2002) on the $6,000,000 term loan portion. The City National Bank credit facility contains certain financial covenants and Glacier pledged certain assets as collateral in connection with this facility. In connection with the acquisition of the Pure Fill assets, funds managed by Kayne Anderson Capital Advisors, L.P. provided temporary funding of $6,300,000 to the Company until February 22, 2002. The Company paid to Kayne Anderson Capital Advisors, L.P. interest of $12,000 at an interest rate consistent with the rates charged by City National Bank. Glacier borrowed $6,000,000 on the term loan to repay the temporary funding to funds managed by Kayne Anderson Capital Advisors, L.P. As of March 31, 2002, the Company had no amounts outstanding on the revolving credit facility and an outstanding balance of $5,900,000 under the term loan facility. The $640,000 Pure Fill note is payable over 4 years. The Trust Preferred Securities, the City National

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2002
(unaudited)

Bank term loan and the Pure Fill note payable are included in long-term debt, net of the current portion.

8.    Extraordinary Item

The Company’s Board of Directors has authorized the Company to purchase up to 1,250,000, or approximately 36.8% of the 3,400,000 shares, of the Trust Preferred Securities in the open market as part of the Company’s stock repurchase plan. As of March 31, 2002, the Company had repurchased 921,400 shares of the Trust Preferred Securities at an average price of $16.41. No shares of the Trust Preferred Securities were repurchased during the quarter ended March 31, 2002. No gain on the early retirement of debt was recorded for the quarter ended March 31, 2002 compared to a gain of $4,115 for the same period last year.

9.    Issuance of 8% Cumulative Redeemable Convertible Preferred Stock

During the quarter ended July 1, 2001, the Company issued 16,000 shares of Glacier Water Cumulative Redeemable Convertible Preferred Stock (the “Preferred Stock”), which resulted in an increase to stockholders’ equity of $1,600,000. Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend (“Dividend”) at the rate of 8% per annum of the original purchase price of each share of Preferred Stock. If after Dividends have been declared, the Company declares dividends or other distributions on the common stock, such distributions shall be declared pro rata on the common stock and the Preferred Stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution, before any payment shall be made to holders of the common stock or any other class or series of stock of the Company ranking junior to the Preferred Stock, an amount equal to $100.00 per share plus any accrued but unpaid Dividends (“Liquidation Amount”). After payment of the Liquidation Amount, all of the remaining assets of the Company available for distribution shall be distributed ratably among holders of all preferred and common stock of the Company. The Preferred Stock may be redeemed on or after the third anniversary of the issuance, at the election of the Company, for redemption prices equal to 103%, 102%, 101%, and 100% of the Liquidation Amount on or after the third, fourth, fifth, and sixth anniversary, respectively. In addition, the Preferred Stock may be redeemed, at the election of the Company, at 100% of the Liquidation Amount if the closing price of the Company’s common stock remains at or above $19.00 for 10 consecutive trading days. The Preferred Stock is convertible into shares of common stock computed by dividing the Liquidation Amount, with respect to the number of shares of Preferred Stock to be converted, by $9.50.

For the three-month period ended March 31, 2002, the Company accrued and declared dividends associated with the Cumulative Redeemable Convertible Preferred Stock of $32,000.

10.    Income Taxes

As a result of changes in the U.S. federal tax laws during the quarter ended March 31, 2002, relating to operating loss carrybacks, the Company recorded an income tax receivable of $370,000 related to its ability to carryback additional net operating losses and recover previously paid U.S. federal income taxes.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking” information, as that term is defined by the federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and similar words used in this report. The forward-looking statements in this report are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Results of Operations

Overview

The Company has built an extensive network of water vending machines located throughout the United States by placing its water vending machines at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations. As of March 31, 2002, the Company operated approximately 14,000 machines in 36 states compared to approximately 13,000 machines in 35 states at the same time last year. The increase in machines was due primarily to the acquisition of the Pure Fill assets and the integration of these machines into the Glacier operations during the first quarter of fiscal 2002.

Over the past three years, the Company has expanded into new markets. Such expansion has required the Company to commit costs in support of the infrastructure necessary to support these new markets. Future expansion of vending machines into new markets will be limited in order to allow the Company to concentrate its efforts on integrating the Pure Fill assets into the Glacier operations and concentrate on installing machines within existing markets where it currently operates. This strategy should build synergies and enhance the Company’s ability to leverage its fixed costs across all markets. The Company continually looks for ways to reduce operating costs. The Company continually explores opportunities to implement technology to improve the efficiency of servicing the vending machines to lower operating cost.

On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries (see “Acquisition”).

Revenues

Revenues for the quarter ended March 31, 2002, increased $1,969,000 or 14.7% to $15,409,000 from $13,440,000 for the first quarter a year ago. The increase in revenues for the three-month period ended March 31, 2002 was due to the acquisition of the Pure Fill assets and higher average revenues per machine this year compared to last year. On a comparative basis, the Company realized a 6% increase in average gallons dispensed per day per location this year compared to the same period last year.

Costs and Expenses

Operating expenses for the quarter ended March 31, 2002 increased to $9,985,000, or 64.8% of revenues, compared to $8,780,000, or 65.3% of revenues for the same period last year. The increase in operating expenses for the three-month period ended March 31, 2002 was primarily the result of the integration of the Pure Fill routes into the Glacier operations. Due to the immediate integration of the operations that began following the close of the acquisition, the precise amount of the increase in operating expenses and selling, general and administrative (“SG&A”) due to Pure Fill is not determinable.

SG&A expenses for the quarter ended March 31, 2002 increased to $2,428,000, or 15.8% of revenues, compared to $2,324,000, or 17.3% of revenues for the same period last year. The change in SG&A expenses for the quarter ended March 31, 2002 was primarily due to increases associated with the Pure Fill acquisition offset by a decrease in severance costs associated with the termination of employment of certain executives during the first quarter last year.

Depreciation and amortization expense was $3,114,000 for the quarter ended March 31, 2002, compared to $2,910,000 for the same period last year. The increase in depreciation and amortization expense was primarily due to the additional Pure Fill assets acquired, which accounted for approximately $150,000 of the increase.

During the quarter ended March 31, 2002, the Company incurred restructuring costs of $889,000 (see “Liquidity and Capital Resources” and “Acquisition”).

Interest expense decreased to $1,461,000, for the quarter ended March 31, 2002, compared to $1,566,000 for the same period last year. The decrease in interest expense was the result of lower debt levels throughout the quarter this year compared to the same period last year.

For the quarter ended March 31, 2002, the Company incurred net investment expense totaling $17,000, which consisted of management fees of $1,000, investment earnings of $49,000, and net realized losses on the maturities of investments of $65,000. This compares to prior year net investment income totaling $119,000, which consisted of management fees of $4,000, investment earnings of $95,000, and a net realized gain on the sale or maturities of investments of $28,000.

As a result of changes in the U.S. federal tax laws during the quarter ended March 31, 2002, relating to operating loss carrybacks, the Company recorded an income tax receivable of $370,000 related to its ability to carryback additional net operating losses and recover previously paid U.S. federal income taxes.

For the quarter ended March 31, 2002, the Company reported no net extraordinary gain resulting from the early retirement of debt compared to a net extraordinary gain of $4,115 for the same quarter last year.

As a result of the foregoing, the Company incurred a loss before extraordinary gain on the early retirement of debt of $2,115,000 for the quarter ended March 31, 2002 compared to a loss of $2,021,000 for the quarter ended April 1, 2001. After giving effect to the extraordinary gain, the Company had a net loss of $2,115,000 for the quarter ended March 31, 2002, compared with a loss of $2,017,000 for the same quarter last year.

During fiscal 2001, the Company issued 16,000 shares of 8% Glacier Water Cumulative Redeemable Convertible Preferred Stock (the “Preferred Stock”). Dividends of $32,000 have been accrued on the Preferred Stock as of March 31, 2002 and will reduce any amounts available to the common stockholders.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources were cash and investments, cash flows from operations, and funds available under the Company’s credit facility. In connection with the Pure Fill acquisition, the Company entered into a new $10,000,000 credit facility with City National Bank on February 19, 2002. The credit facility requires monthly interest payments at the bank’s prime rate plus 1.00% (5.75% per annum at March 31, 2002) on the $4,000,000 revolving credit portion and equal monthly principal payments plus monthly interest payments at the bank’s prime rate plus 1.50% (6.25% per annum at March 31, 2002) on the $6,000,000 term loan portion. The City National Bank credit facility contains certain financial covenants and Glacier pledged certain assets as collateral in connection with this facility. As of March 31, 2002, the Company had $4,000,000 of funds available under the credit facility.

At March 31, 2002, the Company had cash and cash equivalents and marketable securities of $3,203,000 and net working capital of $677,000. Net cash provided by operating activities was $678,000; net cash used in investing activities was $6,065,000; and net cash provided by financing activities was $5,868,000 for the three-month period ended March 31, 2002. The Company’s stockholders’ equity as of March 31, 2002 was a negative $5,932,000, which amount continues to be below the continued listing guidelines. Accordingly, it is possible that the American Stock Exchange could take action to delist the Company’s stock.

During the quarter ended July 1, 2001, the Company issued 16,000 shares of Preferred Stock, which resulted in an increase to stockholder’s equity of $1,600,000. Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend at the rate of 8% per annum of the original purchase price of each share of Preferred Stock. Redemption of the Preferred Stock is solely at the option of the Company at any time after July 1, 2004.

The Company believes that its cash and investments on hand, cash flow from operations and availability under its credit facility, will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending equipment, as well as distributions related to the Trust Preferred Securities, payments required under the credit facility and the Pure Fill note payable, and dividend requirements on its Preferred Stock, for at least the next twelve months.

The Company’s Board of Directors has authorized the Company to purchase 1,250,000 shares of the Trust Preferred Securities in the open market as part of the Company’s stock repurchase plan. As of March 31, 2002, the Company had repurchased 921,400 shares of Trust Preferred Securities at a cost of $15,118,000, for an average price of $16.41, retiring a face value of $23,035,000 less $1,098,000 deferred financing costs. No shares were repurchased during the three-month period ended March 31, 2002. The Company believes that this was a prudent use of the Company’s cash as it resulted in reducing debt levels, thereby lowering interest expense in excess of $2,000,000 per year for the remainder of the debt’s outstanding maturity.

Acquisition

On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation for a purchase price of $6,650,000, including $640,000 which is payable in installments over four years and transaction costs of $450,000, subject to certain working capital adjustments related primarily to the accounts receivable and accounts payable balances assumed by Glacier. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition. The excess purchase price over acquired net assets was $4,129,000 and is classified as Goodwill. $213,000, $230,000 and $280,000 were assigned to registered trademarks and patents, contracts, and a non-compete agreement, respectively (collectively, “Intangible Assets”). The Intangible Assets are subject to amortization and have a weighted average useful life of approximately 4 years.

Costs associated with the restructuring of existing Glacier operations and costs necessary to integrate the assets of Glacier and Pure Fill that are expected to benefit future operations are expensed as restructuring costs after management has completed and approved the restructuring plans and associated costs. Integration costs totaled $889,000 for the three-month period ended March 31, 2002 and have been recognized as restructuring costs in the consolidated statement of operations since the date of the acquisition. As of March 31, 2002, the Company had $75,000 remaining in accrued restructuring related costs that are included in the accrued expenses in the consolidated balance sheet. Additional costs associated with the Company’s ongoing integration are estimated to be approximately $400,000 during the three-months ended June 30, 2002, principally for the removal and replacement, transportation and disposal of machines. These costs have not been accrued for or recognized in the statement of operations as these costs do not meet the recognition criteria of Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”, as of March 31, 2002.

ITEM 3	QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company’s exposure to interest rate risk relates primarily to the opportunity cost associated with fixed rate obligations. At March 31, 2002, the Company held a portfolio of marketable securities, which included non-investment grade debt securities, with an estimated fair value equal to $1,186,000 which consisted of corporate debt securities and a mortgage backed security with carrying values of $1,023,000 and $163,000, respectively.

The Company’s investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party, primarily in fixed rate corporate bonds and mortgage backed securities.

PART II—OTHER INFORMATION

Item 1.                                                                                 Legal Proceedings

As of March 31, 2002, the Company was not involved in any legal proceedings that in management’s determination will have a material impact on the Company, its financial position or its results of operation.

Item 6.	Exhibits and Reports on Form 8-K

a.  Exhibits
None

b.  Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER WATER SERVICES, INC.

Date: May 3, 2002	By:	/s/ BRIAN H. MCINERNEY
Brian H. McInerney President and Chief Executive Officer

Date: May 3, 2002	By:	/s/ W. DAVID WALTERS
W. David Walters Senior Vice President and Chief Financial Officer