Form 10-Q
period 2002-06-30
GLACIER WATER SERVICES INC
filed 2002-08-09
CIK 883505

SECURITIES AND ECHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

GLACIER WATER SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of Incorporation)

1-11012 (Commission File Number)	33-0493559 (IRS Employer Identification No.)

2651 La Mirada Drive, Suite 100, Vista, California (Address of Principal Executive Offices)	92083-8435 (Zip Code)

(760) 560-1111
Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate the number of shares outstanding of each of issuer’s class of common stock as of the latest practicable date: 2,848,349 shares of common stock, $.01 par value, outstanding at August 1, 2002.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

GLACIER WATER SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2002	December 30, 2001*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,502	$1,536
Investments, available-for-sale	656	1,204
Accounts receivable	1,634	721
Income tax receivable	370	—
Inventories	2,567	2,629
Prepaid expenses and other	958	1,050

Total current assets	9,687	7,140
Property and equipment, net of accumulated depreciation	46,444	48,286
Goodwill	4,129	—
Intangible assets, net of accumulated amortization	634	—
Other assets	6,593	7,714

Total assets	$67,487	$63,140

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$864	$991
Accrued commissions	2,449	2,126
Accrued liabilities	2,422	1,924
Current portion of long-term notes payable	1,360	—

Total current liabilities	7,095	5,041
Long-term debt	61,965	61,965
Long-term notes payable	4,840	—
Commitments and Contingencies
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 8% cumulative redeemable convertible; 100,000 shares authorized, 16,000 issued and outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 2,846,849 and 2,834,474 shares issued and outstanding, at June 30, 2002 and December 30, 2001, respectively	35	35
Additional paid-in capital	17,923	17,782
Retained deficit	(9,549)	(6,787)
Treasury stock, at cost, 603,726 shares	(14,852)	(14,852)
Accumulated other comprehensive income (loss)	30	(44)

Total stockholders’ equity (deficit)	(6,413)	(3,866)

Total liabilities and stockholders’ equity (deficit)	$67,487	$63,140

*	Amounts derived from audited information

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Revenues	$18,440	$15,473	$33,849	$28,913
Operating costs and expenses:
Operating expenses	11,621	9,749	21,606	18,529
Selling, general and administrative expenses	2,385	2,231	4,813	4,555
Depreciation and amortization	3,045	3,028	6,159	5,938
Restructuring costs	475	—	1,364	—

Total operating costs and expenses	17,526	15,008	33,942	29,022

Income (loss) from operations	914	465	(93)	(109)
Other (income) expense:
Interest expense	1,509	1,530	2,970	3,096
Investment (income) expense	(13)	(75)	4	(194)

Total other expense	1,496	1,455	2,974	2,902

Loss before income taxes and extraordinary item	(582)	(990)	(3,067)	(3,011)
Income tax benefit	—	—	(370)	—

Loss before extraordinary gain, net of tax	(582)	(990)	(2,697)	(3,011)
Extraordinary gain on early retirement of debt	—	—	—	4

Net loss	(582)	(990)	(2,697)	(3,007)
Preferred dividends	32	—	64	—

Net loss applicable to common stockholders	$(614)	$(990)	$(2,761)	$(3,007)

Basic and diluted loss per common share:
Loss before extraordinary gain, net of tax	$(0.20)	$(0.35)	$(0.95)	$(1.06)

Extraordinary gain	$—	$—	$—	$—

Net loss applicable to common stockholders	$(0.22)	$(0.35)	$(0.97)	$(1.06)

Weighted average shares used in calculation	2,840,865	2,834,474	2,837,670	2,834,474

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net loss	$(582)	$(990)	$(2,697)	$(3,007)

Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	8	4	154	(161)
Less: reclassification adjustment for net realized losses (gains) included in net loss	15	5	80	(23)

Net unrealized (loss) gain	(7)	(1)	74	(138)

Comprehensive loss	$(589)	$(991)	$(2,623)	$(3,145)

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30, 2002	July 1, 2001
Cash flows from operating activities:
Net loss	$(2,697)	$(3,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,159	5,938
Loss on disposal of assets	56	33
Extraordinary gain on early retirement of debt	—	(4)
Realized loss (gain) on sales of investments	80	(23)
Change in operating assets and liabilities:
Accounts receivable	(669)	119
Income tax receivable	(370)	—
Inventories	133	38
Prepaid expenses and other	92	379
Payments for prepaid marketing incentives	(92)	(153)
Other assets	(7)	56
Accounts payable, accrued liabilities and accrued commissions	(331)	(351)

Total adjustments	5,051	6,032

Net cash provided by operating activities	2,354	3,025

Cash flows from investing activities:
Net investment in vending equipment	(1,056)	(1,294)
Purchase of property and equipment	(87)	(156)
Purchase of PureFill, net of cash	(5,424)	—
Proceeds from sale of investments	483	856
Proceeds from maturities of investments	59	115

Net cash used in investing activities	(6,025)	(479)

Cash flows from financing activities:
Early retirement of long-term debt	—	(5)
Dividends paid	(64)	—
Proceeds from borrowing on line of credit	—	6,865
Principal payments on line of credit	—	(9,540)
Proceeds from long-term notes payable	6,000	—
Principal payments on long-term notes payable	(440)	—
Proceeds from issuance of common stock	141	—
Proceeds from issuance of preferred stock	—	1,594

Net cash provided by (used in) financing activities	5,637	(1,086)

Net increase in cash and cash equivalents	1,966	1,460
Cash and cash equivalents, beginning of period	1,536	1,428

Cash and cash equivalents, end of period	$3,502	$2,888

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30, 2002	July 1, 2001
Cash paid for interest	$2,840	$3,102

Cash paid for income taxes	$5	$4

Investing and financing activity:
Assets acquired:
Inventory	$71
Accounts receivable	244
Vending equipment	1,798
Vehicles	122
Intangibles	723
Goodwill	4,129

Assets acquired	7,087
Current liabilities:
Accounts payable assumed	(1,023)
Note payable to Pure Fill non-cash	(640)

Purchase of Pure Fill, net of cash	$5,424

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1.    Basis of Presentation

In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three- and six-month periods ended June 30, 2002 and July 1, 2002. Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation.

2.    Investments

Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date. At June 30, 2002 and December 30, 2001, the Company considered all investments as available for use in its current operations, and therefore classified them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with net unrealized gains and losses, if any, reported as a separate component of stockholder’s equity (deficit). Realized gains or losses from the sale of investments, write-downs associated with investments deemed to be permanently impaired, interest income, and dividend income are included as investment income or expense in the accompanying consolidated statements of operations. Management reviews the carrying value of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management’s determination that an investment impairment is considered to be other than temporary. The cost of securities sold is based on the specific identification method.

At June 30, 2002, investments available-for-sale consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$423	$117	$—	$540
Mortgage-backed securities	203	—	(87)	116

Total debt securities	$626	$117	$(87)	$656

The Company’s primary market risk exposure is interest rate risk. The Company’s exposure to interest rate risk relates primarily to the opportunity cost associated with fixed rate obligations. At June 30, 2002, the Company held a portfolio of marketable securities, which included non-investment grade debt securities, with an estimated fair value equal to $656,000, which consisted of corporate debt securities and mortgage-backed securities with carrying values of $540,000 and $116,000, respectively.

Proceeds from sales of marketable securities for both the three- and six-month periods ended June 30, 2002, were $483,000. Proceeds from the maturities of marketable securities for the three- and six-month periods ended June 30, 2002 were $25,000 and $59,000 respectively. There were no realized gains on such sales or maturities for the three- and six-month periods ended June 30, 2002. Realized losses on such sales or maturities for the three- and six-month periods ended June 30, 2002 were $15,000 and $80,000 respectively. The mortgage-backed securities have a maturity date of December 2021. The Company’s investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party.

GLACIER WATER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002
(Unaudited)

For the three-months ended June 30, 2002, the Company realized net investment income totaling $13,000, which consisted of management fees of $2,000, investment earnings of $30,000, and net realized losses on the sale or maturities of investments of $15,000 compared to net investment income totaling $75,000, which consisted of management fees of $4,000, investment earnings of $84,000, and net realized losses on the sale or maturities of investments of $5,000 for the same period last year. For the six-month period ended June 30, 2002, the Company incurred net investment expense totaling $4,000, which consisted of management fees of $3,000, investment earnings of $79,000, and net realized loss on the sale or maturities of investments of $80,000 compared to net investment income totaling $194,000, which consisted of management fees of $8,000, investment earnings of $179,000, and net realized gain on the sale or maturities of investments of $23,000 for the same period last year.

At December 30, 2001, investments available-for-sale consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$906	$117	$—	$1,023
Mortgage-backed securities	342	—	(161)	181

Total debt securities	$1,248	$117	$(161)	$1,204

3.    Acquisition

On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation for a purchase price of $6,650,000, including $640,000 which is payable in installments over four years and transaction costs of $450,000, subject to certain working capital adjustments related primarily to the accounts receivable and accounts payable balances assumed by Glacier. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition. The excess of purchase price over acquired net assets was $4,129,000 and is classified as goodwill. Intangible costs of $213,000, $230,000 and $280,000 were assigned to registered trademarks and patents, contracts, and a non-compete agreement, respectively (collectively, “Intangible Assets”). The Intangible Assets are subject to amortization and have a weighted average useful life of approximately 4 years.

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

The unaudited pro forma results for the three- and six-month periods ended June 30, 2002 and July 1, 2001 are as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Revenues	$18,440	$18,431	$34,979	$34,125
Net loss	$(582)	$(937)	$(2,856)	$(3,267)
Net loss applicable to common shares	$(614)	$(937)	$(2,920)	$(3,267)
Loss per share applicable to common stockholders	$(0.22)	$(0.33)	$(1.03)	$(1.15)
Weighted average shares used in per share calculation—basic and diluted	2,840,865	2,834,474	2,837,670	2,834,474

GLACIER WATER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002
(Unaudited)

4.    Restructuring Charge

Costs associated with the restructuring of existing Glacier operations and costs necessary to integrate the assets of Glacier and Pure Fill that are expected to benefit future operations are expensed as restructuring costs after management has completed and approved the restructuring plans and associated costs. Integration costs totaled $475,000 and $1,364,000 for the three- and six-month periods ended June 30, 2002, respectively, and have been recognized as restructuring costs in the consolidated statements of operations since the date of the acquisition. Integration costs were principally for the removal and replacement, transportation and disposal of vending equipment. As of June 30, 2002, the Company had $33,000 remaining in the accrued expenses in the consolidated balance sheet related to the integration. No additional restructuring costs are anticipated in connection with the integration.

5.    Inventories

Inventories consist of machine parts used to repair vending machines in operation, and are stated at the lower of cost (moving weighted average) or market. Periodically these parts are used to assemble vending machines. Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment. As of June 30, 2002 and December 30, 2001, there were no vending machines in the process of assembly.

6.    New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations. This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company has followed the requirements of this statement for business acquisitions made after June 30, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. This statement is effective January 1, 2002. The Company adopted the statement effective January 1, 2002. The Company’s adoption of SFAS No. 142 has not had a material impact on the consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that implementation of SFAS No. 143 will have a material impact on the consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121. Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance. SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets. SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted the statement effective December 31, 2001. The Company’s adoption of SFAS No. 144 has not had a material impact on the consolidated financial statement.

7.    Debt

The Company’s long-term debt consists of amounts due on the outstanding shares of the Glacier Water Trust Preferred Securities (AMEX: HOO_pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company (the “Trust Preferred Securities”), amounts due to City National Bank under a credit facility, and a note payable to Pure Fill. As of June 30, 2002, there were 2,478,600 shares of the Trust Preferred Securities outstanding, which had a carrying value of $61,965,000 and have a maturity date of January 31, 2028. In connection with the Pure Fill acquisition, the Company

GLACIER WATER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002
(Unaudited)

entered into a new $10,000,000 credit facility with City National Bank on February 19, 2002. The credit facility requires monthly interest payments at the bank’s prime rate plus 1.00% (5.75% per annum at June 30, 2002) on the $4,000,000 revolving credit portion and equal monthly principal payments plus monthly interest payments at the bank’s prime rate plus 1.50% (6.25% per annum at June 30, 2002) on the $6,000,000 term loan portion. The City National Bank credit facility contains certain financial covenants and Glacier pledged certain assets as collateral in connection with this facility. In connection with the acquisition of the Pure Fill assets, funds managed by Kayne Anderson Capital Advisors, L.P. provided temporary funding of $6,300,000 to the Company until February 22, 2002. The Company paid to Kayne Anderson Capital Advisors, L.P. interest of $12,000 at an interest rate consistent with the rates charged by City National Bank. Glacier borrowed $6,000,000 on the term loan to repay the temporary funding to funds managed by Kayne Anderson Capital Advisors, L.P. As of June 30, 2002, the Company had no amounts outstanding on the revolving credit facility and an outstanding balance of $5,600,000 under the term loan facility. The Pure Fill note is payable over 4 years and as of June 30, 2002, had an outstanding balance of $600,000. The Trust Preferred Securities are included in long-term debt. The City National Bank term loan and the Pure Fill note payable are included in long-term notes payable.

8.    Extraordinary Item

The Company’s Board of Directors has authorized the Company to purchase up to 1,250,000, or approximately 36.8% of the 3,400,000 shares, of the Trust Preferred Securities in the open market as part of the Company’s stock repurchase plan. As of June 30, 2002, the Company had repurchased 921,400 shares of the Trust Preferred Securities at an average price of $16.41. No shares of the Trust Preferred Securities were repurchased during the six-months ended June 30, 2002 and therefore, no gain on the early retirement of debt was recorded for the three- or six-month periods ended June 30, 2002 compared to a gain of $4,000 for the same period last year.

9.    Issuance of 8% Cumulative Redeemable Convertible Preferred Stock

During the quarter ended July 1, 2001, the Company issued 16,000 shares of Glacier Water Cumulative Redeemable Convertible Preferred Stock (the “Preferred Stock”), which resulted in an increase to stockholder’s equity of $1,600,000. Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend (the “Dividend”) at the rate of 8% per annum of the original purchase price of each share of Preferred Stock. If after Dividends have been declared, the Company declares dividends or other distributions on the common stock, such distributions shall be declared pro rata on the common stock and the Preferred Stock.

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

For the three- and six-month periods ended June 30, 2002, the Company accrued and declared $32,000 and $64,000, respectively, for dividends associated with the Preferred Stock.

10.    Income Taxes

As a result of changes in the U.S. federal tax laws during the quarter ended March 31, 2002, relating to operating loss carrybacks, the Company recorded an income tax receivable of $370,000 during the quarter ended March 31, 2002, related to its ability to carryback additional net operating losses and obtain refunds of previously paid U.S. federal income taxes.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

The Company has built an extensive network of water vending machines located throughout the United States by placing its water vending machines at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations. As of June 30, 2002, the Company operated approximately 14,000 machines in 36 states compared to approximately 13,000 machines in 35 states at the same time last year. The increase in machines was due primarily to the February 8, 2002 acquisition of the Pure Fill assets (see “Acquisition”) and the integration of these machines into the Glacier operations during the first quarter of fiscal 2002.

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

Revenues

Revenues for the quarter ended June 30, 2002, increased $2,967,000 or 19.2% to $18,440,000 from $15,473,000 for the second quarter a year ago. For the six-month period ended June 30, 2002, revenues increased $4,936,000 or 17.1% to $33,849,000 compared to $28,913,000 for the same period in the prior year. The increase in revenues for the three- and six-month periods ended June 30, 2002 was due primarily to the acquisition of the Pure Fill assets and higher average revenues per location this year compared to last year. On a comparative basis, the Company realized 3% and 4% increases in average revenues per location for the three- and six-month periods, respectively, this year compared to the same periods last year.

Costs and Expenses

Operating expenses for the quarter ended June 30, 2002 increased $1,872,000 to $11,621,000, or 63.0% of revenues, compared to $9,749,000, or 63.0% of revenues, for the same quarter a year ago. Operating expenses for the six-month period ended June 30, 2002 increased $3,077,000 to $21,606,000, or 63.8% of revenues, compared to $18,529,000, or 64.1% of revenues, for the same period last year. The increases in total operating expenses for both the three- and six-

month periods ended June 30, 2002 were the result of higher commission expenses and higher servicing costs due to the integration of the Pure Fill routes into the Glacier operations. Due to the immediate integration of the operations that began following the close of the acquisition, the precise amount of the increase in operating expenses and selling, general and administration, (“SG&A”) expenses attributable to the Pure Fill assets is not determinable.

SG&A expenses for the quarter ended June 30, 2002 increased $154,000 to $2,385,000, or 12.9% of revenues, compared to $2,231,000, or 14.4% of revenues, for the same quarter a year ago. The change in SG&A expenses for the quarter ended June 30, 2002 was primarily due to increases associated with the Pure Fill acquisition. SG&A expenses for the six-month period ended June 30, 2002 increased $258,000 to $4,813,000, or 14.2% of revenues, compared to $4,555,000, or 15.8% of revenues, in the same period last year. The change in SG&A expenses for the six-month period ended June 30, 2002 was primarily due to increases associated with the Pure Fill acquisition offset by severance costs associated with the termination of employment of certain executives during the first quarter of last year.

Depreciation and amortization expense was $3,045,000 for the quarter ended June 30, 2002, compared to $3,028,000 for the same period last year. Depreciation and amortization expense was $6,159,000 for the six-month period ended June 30, 2002 compared to $5,938,000 for the same period last year. The increases in depreciation and amortization expense for both the three- and six-month periods were primarily due to the added Pure Fill assets and were offset by other assets becoming fully amortized. The Pure Fill assets generated approximately $150,000 and $300,000 of depreciation and amortization expenses for the three- and six-month periods ended June 30, 2002, respectively.

During the three- and six-month periods ended June 30, 2002, the Company incurred restructuring costs of $475,000 and $1,364,000, respectively relating to the Pure Fill acquisition (see “Acquisition”).

Interest expense decreased to $1,509,000 for the quarter ended June 30, 2002, compared to $1,530,000 for the same period last year. Interest expense for the six-month period ended June 30, 2002 decreased to $2,970,000, compared to $3,096,000 for the same period last year. The decreases in interest expense for both the three- and six-month periods were the result of lower debt levels this year compared to last year.

For the quarter ended June 30, 2002, the Company realized net investment income totaling $13,000, which consisted of management fees of $2,000, investment earnings of $30,000, and net realized losses on the sale or maturities of investments of $15,000. This compares to net investment income for the quarter ended July 1, 2001 totaling $75,000, which consisted of management fees of $4,000, investment earnings of $84,000, and net realized losses on the sale or maturities of investments of $5,000. For the six-month period ended June 30, 2002, the Company incurred net investment expenses totaling $4,000, which consisted of management fees of $3,000, investment earnings of $79,000, and net realized loss on the sale or maturities of investments of $80,000. This compares to net investment income totaling $194,000 for the six-month ended July 1, 2001, which consisted of management fees of $8,000, investment earnings of $179,000, and net realized gain on the sale or maturities of investments of $23,000. The decreases in investment income for both the three- and six-month periods were the result of having lower investments this year compared to last year.

As a result of changes in the U.S. federal tax laws during the quarter ended March 31, 2002, relating to operating loss carrybacks, the Company recorded an income tax receivable of $370,000 reflecting the carryback of additional net operating losses to recover previously paid U.S. federal income taxes. As of June 30, 2002, this income tax receivable remained outstanding.

For the quarters ended June 30, 2002 and July 1, 2001, the Company reported no extraordinary gain resulting from the early retirement of debt. For the six-month period ended June 30, 2002, the Company reported no extraordinary gain resulting from the early retirement of debt compared to a net extraordinary gain of $4,100 for the same period last year.

As a result of the foregoing, the Company incurred a net loss of $582,000 for the quarter ended June 30, 2002, compared with a loss of $990,000 for the same quarter last year.

For the six-months ended June 30, 2002, the Company incurred a loss before extraordinary gain on the early retirement of debt of $2,697,000 compared to a loss before extraordinary gain of $3,011,000 for the same period last year. After giving effect to the extraordinary gain, the net loss for the six-month period was $2,697,000 compared to a net loss of $3,007,000 for the same six-month period last year.

During the quarter ended July 1, 2001, the Company issued 16,000 shares of 8% Glacier Water Cumulative Redeemable Convertible Preferred Stock (the “Preferred Stock”). For the three- and six-month periods ended June 30, 2002, preferred dividends of $32,000 and $64,000, respectively, have been declared and accrued and will reduce any amounts available to the common stockholders.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources were cash and investments, cash flows from operations, and funds available under the Company’s credit facility. In connection with the Pure Fill acquisition, the Company entered into a new $10,000,000 credit facility with City National Bank on February 19, 2002. The credit facility requires monthly interest payments at the bank’s prime rate plus 1.00% (5.75% per annum at June 30, 2002) on the $4,000,000 revolving credit portion of the facility and equal monthly principal payments plus monthly interest payments at the bank’s prime rate plus 1.50% (6.25% per annum at June 30, 2002) on the $6,000,000 term loan portion of the facility. Glacier has entered into certain financial covenants and pledged certain assets as collateral for its obligations under the new credit facility. As of June 30, 2002, the Company had $4,000,000 available under the credit facility.

At June 30, 2002, the Company had cash and cash equivalents and marketable securities of $4,158,000 and working capital of $2,592,000. Net cash provided by operating activities was $2,354,000; net cash used in investing activities was $6,025,000; and net cash provided by financing activities was $5,637,000 for the six-month period ended June 30, 2002. The Company’s stockholders’ deficit as of June 30, 2002 was $6,413,000, which amount continues to be below the continued listing guidelines. Accordingly, it is possible that the American Stock Exchange could take action to delist the Company’s stock.

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

The Company’s Board of Directors has authorized the Company to purchase 1,250,000 shares of the Trust Preferred Securities in the open market as part of the Company’s stock repurchase plan. No shares were repurchased during the six-month period ended June 30, 2002. As of June 30, 2002, the Company had repurchased 921,400 shares of Trust Preferred Securities at a cost of $15,118,000, for an average price of $16.41, retiring a face value of $23,035,000 less $1,098,000 in deferred financing costs. The Company believes that this was a prudent use of the Company’s cash as it resulted in reducing debt levels, thereby lowering interest expense in excess of $2,000,000 per year for the remainder of the debt’s outstanding maturity.

Acquisition

On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation for a purchase price of $6,650,000, including $640,000 which is payable in installments over four years and transaction costs of $450,000, subject to certain working capital adjustments related primarily to the accounts receivable and accounts payable balances assumed by Glacier. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition. The excess purchase price over acquired net assets was $4,129,000 and is classified as goodwill. Intangible costs of $213,000, $230,000 and $280,000 were assigned to registered trademarks and patents, contracts, and a non-compete agreement, respectively (collectively, “Intangible Assets”). The Intangible Assets are subject to amortization and have a weighted average useful life of approximately four years.

Costs associated with the restructuring of existing Glacier operations and costs necessary to integrate the assets of Glacier and Pure Fill that are expected to benefit future operations are expensed as restructuring costs. Integration costs totaled $475,000 and $1,364,000 for the three- and six-month periods ended June 30, 2002. Integration costs were principally for the removal and replacement, transportation and disposal of machines and have been recognized as restructuring costs in the consolidated statement of operations since the date of the acquisition. As of June 30, 2002, the Company had $33,000 remaining in accrued restructuring related costs that are included in the accrued expenses in the consolidated balance sheet. No additional restructuring costs are anticipated in connection with the integration.

Item 3—Quantitative and Qualitive Disclosure About Market Risk

The Company’s primary market risk exposure is interest rate risk. The Company’s exposure to interest rate risk relates primarily to the opportunity cost associated with fixed rate obligations. At June 30, 2002, the Company held a portfolio of marketable securities, (including non-investment grade debt securities), with an estimated fair value equal to $656,000 which consisted of corporate debt securities and mortgage-backed securities with carrying values of $540,000 and $116,000, respectively.

The Company’s investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party, primarily in fixed-rate corporate bonds and mortgage-backed securities.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

As of June 30, 2002, the Company was not involved in any legal proceedings that in management’s determination will have a material impact on the Company, its financial position or its results of operation.

Item 6.    Exhibits and Reports on Form 8-K

         a.    Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b.    Reports on Form 8-K

On July 1, 2002, the Company filed Form 8-K reporting the termination of the engagement of its former auditor, Arthur Andersen, LLP.

On July 15, 2002, the Company filed for 8-K reporting the engagement of KPMG, LLP as the independent auditors for the year ended December 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER WATER SERVICES, INC.

Date: August 9, 2002	By:	/s/ Brian H. McInerney
Brian H. McInerney President and Chief Executive Officer

Date: August 9, 2002	By:	/s/ W. David Walters
W. David Walters Senior Vice President and Chief Financial Officer