Form 10-Q
period 2002-09-29
GLACIER WATER SERVICES INC
filed 2002-11-12
CIK 883505

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

GLACIER WATER SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or Other Jurisdiction of Incorporation)

1-11012	33-0493559

(Commission File Number)	(IRS Employer Identification No.)

2651 La Mirada Drive, Suite 100, Vista, California	92083-8435

(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of issuer’s class of common stock as of the latest practicable date:  2,848,349 shares of common stock, $.01 par value, outstanding at October 25, 2002.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

GLACIER WATER SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 29, 2002	December 30, 2001*

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,835	$1,536
Investments, available-for-sale	639	1,204
Accounts receivable	1,658	721
Income tax receivable	370	—
Inventories	2,485	2,629
Prepaid expenses and other	912	1,050

Total current assets	12,899	7,140
Property and equipment, net of accumulated depreciation	45,023	48,286
Goodwill	4,129	—
Intangible assets, net of accumulated amortization	581	—
Other assets	6,040	7,714

Total assets	$68,672	$63,140

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$734	$991
Accrued commissions	2,818	2,126
Accrued liabilities	2,641	1,924
Current portion of long-term notes payable	1,360	—

Total current liabilities	7,553	5,041
Long-term debt	61,965	61,965
Long-term notes payable	4,500	—
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 8% cumulative redeemable convertible; 100,000 shares authorized, 16,000 issued and outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 2,848,349 and 2,834,474 shares issued and outstanding, at September 29, 2002 and December 30, 2001, respectively	35	35
Additional paid-in capital	17,938	17,782
Retained deficit	(8,507)	(6,787)
Treasury stock, at cost, 603,726 shares	(14,852)	(14,852)
Accumulated other comprehensive income (loss)	40	(44)

Total stockholders’ equity (deficit)	(5,346)	(3,866)

Total liabilities and stockholders’ equity (deficit)	$68,672	$63,140

*Amounts derived from audited information

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Revenues	$20,720	$17,248	$54,568	$46,161
Operating costs and expenses:
Operating expenses	12,616	10,591	34,221	29,120
Selling, general and administrative expenses	2,462	2,059	7,275	6,614
Depreciation and amortization	3,084	3,152	9,243	9,090
Restructuring costs	—	—	1,364	—

Total operating costs and expenses	18,162	15,802	52,103	44,824

Income from operations	2,558	1,446	2,465	1,337
Other (income) expense:
Interest expense	1,496	1,454	4,465	4,550
Investment income	(11)	(29)	(6)	(222)

Total other expense	1,485	1,425	4,459	4,328

Income (loss) before income taxes and extraordinary item	1,073	21	(1,994)	(2,991)
Income tax benefit	—	—	(370)	—

Income (loss) before extraordinary gain, net of tax	1,073	21	(1,624)	(2,991)
Extraordinary gain on early retirement of debt	—	—	—	4

Net income (loss)	1,073	21	(1,624)	(2,987)
Preferred dividends	32	32	96	34

Net income (loss) applicable to common stockholders	$1,041	$(11)	$(1,720)	$(3,021)

Basic income (loss) per common share:
Income (loss) before extraordinary gain, net of tax	$0.38	$—	$(0.57)	$(1.06)

Extraordinary gain	$—	$—	$—	$—

Net income (loss) applicable to common stockholders	$0.37	$—	$(0.61)	$(1.07)

Weighted average shares used in calculation	2,848,184	2,834,474	2,841,175	2,834,474
Diluted income (loss) per common share:
Income (loss) before extraordinary gain, net of tax	$0.35	$—	$(0.57)	$(1.06)

Extraordinary gain	$—	$—	$—	$—

Net income (loss) applicable to common stockholders	$0.34	$—	$(0.61)	$(1.07)

Weighted average shares used in calculation	3,066,719	2,834,474	2,841,175	2,834,474

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Net income (loss)	$1,073	$21	$(1,624)	$(2,987)

Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	16	29	171	(133)
Less: reclassification adjustment for net realized losses included in net income (loss)	6	25	87	1

Net unrealized gain (loss)	10	4	84	(134)

Comprehensive income (loss)	$1,083	$25	$(1,540)	$(3,121)

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended

	September 29, 2002	September 30, 2001

Cash flows from operating activities:
Net loss	$(1,624)	$(2,987)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,243	9,090
Loss on disposal of assets	66	38
Extraordinary gain on early retirement of debt	—	(4)
Realized loss on sales of investments	87	1
Change in operating assets and liabilities:
Accounts receivable	(693)	70
Income tax receivable	(370)	—
Inventories	215	35
Prepaid expenses and other	138	22
Payments for prepaid marketing incentives	(201)	(202)
Other assets	82	64
Accounts payable, accrued liabilities and accrued commissions	129	44

Total adjustments	8,696	9,158

Net cash provided by operating activities	7,072	6,171

Cash flows from investing activities:
Net investment in vending equipment	(1,814)	(1,878)
Purchase of property and equipment	(377)	(258)
Purchase of PureFill, net of cash	(5,424)	—
Proceeds from sale of investments	483	1,012
Proceeds from maturities of investments	79	165

Net cash used in investing activities	(7,053)	(959)

Cash flows from financing activities:
Early retirement of long-term debt	—	(5)
Dividends paid	(96)	(2)
Proceeds from borrowing on line of credit	—	8,275
Principal payments on line of credit	—	(14,200)
Proceeds from long-term notes payable	6,000	—
Principal payments on long-term notes payable	(780)	—
Proceeds from issuance of common stock	156	—
Proceeds from issuance of preferred stock	—	1,594

Net cash provided by (used in) financing activities	5,280	(4,338)

Net increase in cash and cash equivalents	5,299	874
Cash and cash equivalents, beginning of period	1,536	1,428

Cash and cash equivalents, end of period	$6,835	$2,302

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
(dollars in thousands)
(unaudited)

	Nine Months Ended

	September 29, 2002	September 30, 2001

Cash paid for interest	$4,272	$4,532

Cash paid for income taxes	$6	$4

Investing and financing activity:
Assets acquired:
Accounts receivable	$244
Inventories	71
Vending equipment	1,798
Vehicles	122
Intangibles	723
Goodwill	4,129

Assets acquired	7,087
Current liabilities:
Accounts payable assumed	(1,023)
Note payable to Pure Fill non-cash	(640)

Purchase of Pure Fill, net of cash	$5,424

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2002
(unaudited)

1.     Basis of Presentation

          In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations and its cash flows for the three- and nine-month periods ended September 29, 2002 and September 30, 2001.  Although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Results of operations for the three- and nine-month periods ended September 29, 2002 are not necessarily indicative of results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001.

          Reclassification

          Certain prior period amounts have been reclassified to conform to the current presentation.

2.     Investments

          Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase and reevaluate such designation as of each balance sheet date.  At September 29, 2002 and December 30, 2001, the Company considered all investments as available for use in its current operations, and therefore classified them as short-term, available-for-sale investments.  Available-for-sale investments are stated at fair value, with net unrealized gains and losses, if any, reported as a separate component of stockholder’s equity (deficit).  Realized gains or losses from the sale of investments, write-downs associated with investments deemed to be permanently impaired, interest income, and dividend income are included as investment income or expense in the accompanying consolidated statements of operations.  Management reviews the carrying value of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management’s determination that an investment impairment is considered to be other than temporary.  The cost of securities sold is based on the specific identification method.

          At September 29, 2002, investments available-for-sale consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$423	$117	$—	$540
Mortgage-backed securities	175	—	(76)	99

Total debt securities	$598	$117	$(76)	$639

          The Company’s primary market risk exposure is interest rate risk.  The Company’s exposure to interest rate risk relates primarily to the opportunity cost associated with fixed rate obligations.  At September 29, 2002, the Company held a portfolio of marketable securities, which included non-investment grade debt securities, with an estimated fair value equal to $639,000, which consisted of corporate debt securities and mortgage-backed securities with carrying values of $540,000 and $99,000, respectively.

          Proceeds from sales of marketable securities for the three- and nine-month periods ended September 29, 2002, were $0 and $483,000, respectively.  Proceeds from the maturities of marketable securities for the three- and nine-month periods ended September 29, 2002 were $21,000 and $79,000, respectively.  There were no realized gains on such sales or maturities for the three- and nine-month periods ended September 29, 2002.  Realized losses on such sales or maturities for the three- and nine-month periods ended September 29, 2002 were $7,000 and $87,000, respectively.  The mortgage-backed securities have a maturity date of December 2021.  The Company’s investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 29, 2002
(unaudited)

          For the three-months ended September 29, 2002, the Company realized net investment income totaling $11,000, which consisted of management fees of $2,000, investment earnings of $20,000, and net realized losses on the sale or maturities of investments of $7,000 compared to net investment income totaling $29,000, which consisted of management fees of $3,000, investment earnings of $57,000, and net realized losses on the sale or maturities of investments of $25,000 for the same period last year.  For the nine-month period ended September 29, 2002, the Company realized net investment income totaling $6,000, which consisted of management fees of $6,000, investment earnings of $100,000, and net realized loss on the sale or maturities of investments of $88,000 compared to net investment income totaling $222,000, which consisted of management fees of $11,000, investment earnings of $236,000, and net realized loss on the sale or maturities of investments of $3,000 for the same period last year.

          At December 30, 2001, investments available-for-sale consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$906	$117	$—	$1,023
Mortgage-backed securities	342	—	(161)	181

Total debt securities	$1,248	$117	$(161)	$1,204

3.     Acquisition

          On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation for a purchase price of $6,650,000, including $640,000, which is payable in installments over four years and transaction costs of $450,000, subject to certain working capital adjustments related primarily to the accounts receivable and accounts payable balances assumed by Glacier. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition.  The excess of purchase price over acquired net assets was $4,129,000 and is classified as goodwill.  Intangible costs of $213,000, $230,000 and $280,000 were assigned to registered trademarks and patents, contracts, and a non-compete agreement, respectively (collectively, “Intangible Assets”). The Intangible Assets are subject to amortization and have a weighted average useful life of approximately 4 years.

          The following unaudited pro forma information assumes that the acquisition occurred on December 31, 2001 and January 1, 2001, respectively.  The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on December 31, 2001 and January 1, 2001, or of future results of operations.

          The unaudited pro forma results for the three- and nine-month periods ended September 29, 2002 and September 30, 2001 are as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Revenues	$20,720	$20,429	$55,699	$54,554
Net income (loss)	$1,073	$39	$(1,783)	$(3,228)
Net income (loss) applicable to common shares	$1,041	$39	$(1,879)	$(3,228)
Income (loss) per share applicable to common stockholders:
Basic	$0.37	$0.01	$(0.66)	$(1.14)
Diluted	$0.34	$0.01	$(0.66)	$(1.14)
Weighted average shares used in per share calculation:
Basic	2,848,184	2,834,474	2,841,175	2,834,474
Diluted	3,066,719	2,834,474	2,841,175	2,834,474

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 29, 2002
(unaudited)

4.     Restructuring Charge

          Costs associated with the restructuring of existing Glacier operations and costs necessary to integrate the assets of Glacier and Pure Fill that are expected to benefit future operations are expensed as restructuring costs after management has completed and approved the restructuring plans and associated costs.  There were no integration costs recorded in the quarter ended September 29, 2002.  Integration costs totaled $1,364,000 for the nine-month period ended September 29, 2002, and have been recognized as restructuring costs in the consolidated statement of operations since the date of the acquisition.  Integration costs were principally for the removal and replacement, transportation and disposal of vending equipment.  As of September 29, 2002, the Company had $33,000 remaining in the accrued expenses in the consolidated balance sheet related to the integration.  No additional restructuring costs are anticipated in connection with the integration.

5.     Inventories

          Inventories consist of machine parts used to repair vending machines in operation, and are stated at the lower of cost (moving weighted average) or market.  Periodically these parts are used to assemble vending machines.  Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment.  As of September 29, 2002 and December 30, 2001, there were no vending machines in the process of assembly.

6.     New Accounting Standards

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill.  The Company has followed the requirements of this statement for business acquisitions made after June 30, 2001.

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets.  This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized.  Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist.  This statement is effective January 1, 2002.  The Company adopted the statement effective January 1, 2002.  The Company’s adoption of SFAS No. 142 has not had a material impact on the consolidated financial statements.

          In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company does not believe that implementation of SFAS No. 143 will have a material impact on the consolidated financial statements.

          In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121.  Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance.  SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets.  SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary.  This statement is effective for fiscal years beginning after December 15, 2001.  The Company adopted the statement effective December 31, 2001.  The Company’s adoption of SFAS No. 144 has not had a material impact on the consolidated financial statement.

          In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including; rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary items, net of related income tax effect; and amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, although early adoption of the provisions related to the rescission of SFAS No. 4 is

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 29, 2002
(unaudited)

encouraged.  The Company does not expect adoption of this statement to have a material impact on our results of operation or financial position.

          In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 will affect only the timing of the recognition of future restructuring costs.  This statement is effective prospectively for exit costs or disposal activities initiated after December 31, 2002.  The Company does not expect adoption of this statement to have a material impact on our results of operations or financial position.

7.     Debt

          The Company’s long-term debt consists of amounts due on the outstanding shares of the Glacier Water Trust Preferred Securities (AMEX: HOO_pa) issued by Glacier Water Trust I, a wholly owned subsidiary of the Company (the “Trust Preferred Securities”), amounts due to City National Bank under a credit facility, and a note payable to Pure Fill.  As of September 29, 2002, there were 2,478,600 shares of the Trust Preferred Securities outstanding, which had a carrying value of $61,965,000 and have a maturity date of January 31, 2028.  In connection with the Pure Fill acquisition, the Company entered into a new $10,000,000 credit facility with City National Bank on February 19, 2002.  The credit facility requires monthly interest payments at the bank’s prime rate plus 1.00% (5.75% per annum at September 29, 2002) on the $4,000,000 revolving credit portion and equal monthly principal payments plus monthly interest payments at the bank’s prime rate plus 1.50% (6.25% per annum at September 29, 2002) on the $6,000,000 term loan portion.  The City National Bank credit facility contains certain financial covenants with which the Company was in compliance at September 29, 2002, and Glacier pledged certain assets as collateral in connection with this facility.  In connection with the acquisition of the Pure Fill assets, funds managed by Kayne Anderson Capital Advisors, L.P. provided temporary funding of $6,300,000 to the Company until February 22, 2002.  The Company paid to Kayne Anderson Capital Advisors, LP interest of $12,000 at an interest rate consistent with the rates charged by City National Bank.  Glacier borrowed $6,000,000 on the term loan to repay the temporary funding to funds managed by Kayne Anderson Capital Advisors, LP  As of September 29, 2002, the Company had no amounts outstanding on the revolving credit facility and an outstanding balance of $5,300,000 under the term loan facility.  The Pure Fill note is payable over 4 years and as of September 29, 2002, had an outstanding balance of $560,000.  The Trust Preferred Securities are included in long-term debt.  The City National Bank term loan and the Pure Fill note payable are included in long-term notes payable.

8.     Extraordinary Item

          The Company’s Board of Directors has authorized the Company to purchase up to 1,250,000, or approximately 36.8% of the 3,400,000 shares, of the Trust Preferred Securities in the open market as part of the Company’s stock repurchase plan.  As of September 29, 2002, the Company had repurchased 921,400 shares of the Trust Preferred Securities at an average price of $16.41.  No shares of the Trust Preferred Securities were repurchased during the nine-months ended September 29, 2002 and therefore, no gain on the early retirement of debt was recorded for the three- or nine-month periods ended September 29, 2002 compared to a gain of $4,000 for the same period last year.

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

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
September 29, 2002
(unaudited)

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

          For the three- and nine-month periods ended September 29, 2002, the Company accrued and declared $32,000 and $96,000, respectively, for dividends associated with the Preferred Stock.

10.      Income Taxes

          As a result of changes in the U.S. federal tax laws during the quarter ended March 31, 2002, relating to operating loss carrybacks, the Company recorded an income tax receivable of $370,000 during the quarter ended March 31, 2002, related to its ability to carryback additional net operating losses and obtain refunds of previously paid U.S. federal income taxes.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Overview

          The Company has built an extensive network of water vending machines located throughout the United States by placing its water vending machines at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations.  As of September 29, 2002, the Company operated approximately 14,000 machines in 37 states compared to approximately 13,000 machines in 35 states at the same time last year. The increase in machines was due primarily to the February 8, 2002 acquisition of the Pure Fill assets (see “Acquisition”) and the integration of these machines into the Glacier operations during the first quarter of fiscal 2002.

          Over the past three years, the Company has expanded into new markets.  Such expansion has required the Company to commit costs in support of the infrastructure necessary to support these new markets.  Future expansion of vending machines into new markets will be limited in order to allow the Company to concentrate its efforts on installing machines within existing markets where it currently operates.  This strategy should build synergies and enhance the Company’s ability to leverage its fixed costs across all markets.  The Company continually explores opportunities to implement technology to improve the efficiency of servicing the vending machines to lower operating cost.

Revenues

          Revenues for the quarter ended September 29, 2002, increased $3,472,000 or 20.1% to $20,720,000 from $17,248,000 for the third quarter a year ago.  For the nine-month period ended September 29, 2002, revenues increased $8,407,000 or 18.2% to $54,568,000 compared to $46,161,000 for the same period in the prior year.  The increase in revenues for the three- and nine-month periods ended September 29, 2002 was due primarily to the acquisition of the Pure Fill assets, and higher average revenues per location this year compared to last year, offset slightly by closed locations.  On a comparative basis, the Company realized 3% and 4% increases in average revenues per location for the three- and nine-month periods, respectively, this year compared to the same periods last year.

Costs and Expenses

          Operating expenses for the quarter ended September 29, 2002 increased $2,025,000 to $12,616,000, or 60.9% of revenues, compared to $10,591,000, or 61.4% of revenues, for the same quarter a year ago.  Operating expenses for the nine-month period ended September 29, 2002 increased $5,101,000 to $34,221,000, or 62.7% of revenues, compared to $29,120,000, or 63.1% of revenues, for the same period last year. The increases in total operating expenses for both the three- and nine-month periods ended September 29, 2002 were the result of higher commission expenses and higher servicing costs due to the integration of the Pure Fill routes into the Glacier operations.  Due to the immediate integration of the operations that began following the close of the acquisition, the precise amount of the increase in operating expenses and selling, general and administration, (“SG&A”) expenses attributable to the Pure Fill assets is not determinable.

          SG&A expenses for the quarter ended September 29, 2002 increased $403,000 to $2,462,000, or 11.9% of revenues, compared to $2,059,000, or 11.9% of revenues, for the same quarter a year ago.  The dollar change in SG&A expenses for the quarter ended September 29, 2002 was primarily due to increases associated with the Pure Fill acquisition.  SG&A expenses for the nine-month period ended September 29, 2002 increased $661,000 to $7,275,000, or 13.3% of revenues, compared to $6,614,000, or 14.3% of revenues, in the same period last year.  The change in SG&A expenses for the nine-month period ended September 29, 2002 was primarily due to increases associated with the Pure Fill acquisition offset by severance costs associated with the termination of employment of certain executives during the first quarter of last year.

          Depreciation and amortization expense was $3,084,000 for the quarter ended September 29, 2002, compared to $3,152,000 for the same period last year.  Depreciation and amortization expense was $9,243,000 for the nine-month period ended September 29, 2002 compared to $9,090,000 for the same period last year.  The change in depreciation and amortization expense for both the three- and nine-month periods were primarily due to the added Pure Fill assets offset by other assets becoming fully amortized.  The Pure Fill assets generated approximately $125,000 and $415,000 of depreciation and amortization expenses for the three- and nine-month periods ended September 29, 2002, respectively.

          During the three- and nine-month periods ended September 29, 2002, the Company incurred restructuring costs of $0 and  $1,364,000, respectively, relating to the Pure Fill acquisition (see “Acquisition”).

          Interest expense increased to $1,496,000 for the quarter ended September 29, 2002, compared to $1,454,000 for the same period last year.  Interest expense for the nine-month period ended September 29, 2002 decreased to $4,465,000, compared to $4,550,000 for the same period last year.  The change in interest expense for both the three- and nine-month periods was the result of changes in debt levels and lower interest rates this year compared to last year.

          For the quarter ended September 29, 2002, the Company realized net investment income totaling $11,000, which consisted of management fees of $2,000, investment earnings of $20,000, and net realized losses on the sale or maturities of investments of $7,000.  This compares to net investment income for the quarter ended September 30, 2001 totaling $29,000, which consisted of management fees of $3,000, investment earnings of $57,000, and net realized losses on the sale or maturities of investments of $25,000.  For the nine-month period ended September 29, 2002, the Company realized net investment income totaling $6,000, which consisted of management fees of $6,000, investment earnings of $100,000, and net realized loss on the sale or maturities of investments of $88,000.  This compares to net investment income totaling $222,000 for the nine-month ended September 30, 2001, which consisted of management fees of $11,000, investment earnings of $236,000, and net realized loss on the sale or maturities of investments of $3,000.  The decreases in investment income for both the three- and nine-month periods were the result of having lower investments this year compared to last year.

          As a result of changes in the U.S. federal tax laws during the quarter ended March 31, 2002, relating to operating loss carrybacks, the Company recorded an income tax receivable of $370,000 reflecting the carryback of additional net operating losses to recover previously paid U.S. federal income taxes.  As of September 29, 2002, this income tax receivable remained outstanding but was received subsequent to the end of the quarter.

          For the quarters ended September 29, 2002 and September 30, 2001, the Company reported no extraordinary gain resulting from the early retirement of debt.  For the nine-month period ended September 29, 2002, the Company reported no extraordinary gain resulting from the early retirement of debt compared to a net extraordinary gain of $4,100 for the same period last year.

          As a result of the foregoing, the Company realized net income of $1,073,000 for the quarter ended September 29, 2002, compared to net income of  $21,000 for the same quarter last year.

          For the nine-months ended September 29, 2002, the Company incurred a loss before extraordinary gain on the early retirement of debt of $1,624,000 compared to a loss of $2,991,000 for the same period last year.  After giving effect to the extraordinary gain, the net loss for the nine-month period was $1,624,000 compared to a loss of $2,987,000 for the same nine-month period last year.

          During the quarter ended July 1, 2001, the Company issued 16,000 shares of 8% Glacier Water Services Cumulative Redeemable Convertible Preferred Stock (the “Preferred Stock”).  For the three- and nine-month periods ended September 29, 2002, preferred dividends of $32,000 and $96,000, respectively, have been declared and accrued and will reduce any amounts available to the common stockholders.

Liquidity and Capital Resources

          The Company’s primary sources of liquidity and capital resources were cash and investments, cash flows from operations, and funds available under the Company’s credit facility.  In connection with the Pure Fill acquisition, the Company entered into a new $10,000,000 credit facility with City National Bank on February 19, 2002.  The credit facility requires monthly interest payments at the bank’s prime rate plus 1.00% (5.75% per annum at September 29, 2002) on the $4,000,000 revolving credit portion of the facility and equal monthly principal payments plus monthly interest payments at the bank’s prime rate plus 1.50% (6.25% per annum at September 29, 2002) on the $6,000,000 term loan portion of the facility.  Glacier has entered into certain financial covenants with which the Company was in compliance at September 29, 2002, and pledged certain assets as collateral for its obligations under the new credit facility.  As of September 29, 2002, the Company had $4,000,000 available under the credit facility.

          At September 29, 2002, the Company had cash and cash equivalents and marketable securities of $7,474,000 and working capital of $5,346,000.  Net cash provided by operating activities was $7,072,000; net cash used in investing activities was $7,053,000; and net cash provided by financing activities was $5,280,000 for the nine-month period ended September 29, 2002.  The Company’s stockholders’ deficit as of September 29, 2002 was $5,346,000, which amount continues to be below the continued American Stock Exchange listing guidelines.  Accordingly, it is possible that the American Stock Exchange could take action to delist the Company’s stock.

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

          The Company’s Board of Directors has authorized the Company to purchase 1,250,000 shares of the Trust Preferred Securities in the open market as part of the Company’s stock repurchase plan.  No shares were repurchased during the nine-month period ended September 29, 2002.  As of September 29, 2002, the Company had repurchased 921,400 shares of Trust Preferred Securities at a cost of $15,118,000, for an average price of $16.41, retiring a face value of $23,035,000 less $1,098,000 in deferred financing costs.

Acquisition

          On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation for a purchase price of $6,650,000, including $640,000, which is payable in installments over four years and transaction costs of $450,000, subject to certain working capital adjustments related primarily to the accounts receivable and accounts payable balances assumed by Glacier.  The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition.  The excess purchase price over acquired net assets was $4,129,000 and is classified as goodwill.  Intangible costs of $213,000, $230,000 and $280,000 were assigned to registered trademarks and patents, contracts, and a non-compete agreement, respectively (collectively, “Intangible Assets”). The Intangible Assets are subject to amortization and have a weighted average useful life of approximately four years.

          Costs associated with the restructuring of existing Glacier operations and costs necessary to integrate the assets of Glacier and Pure Fill that are expected to benefit future operations are expensed as restructuring costs.  There were no integration costs recorded during the third quarter and integration costs totaled $1,364,000 for the nine-month period ended September 29, 2002.  Integration costs were principally for the removal and replacement, transportation and disposal of machines and have been recognized as restructuring costs in the consolidated statement of operations since the date of the acquisition.  As of September 29, 2002, the Company had $33,000 remaining in accrued restructuring related costs that are included in the accrued expenses in the consolidated balance sheet.  No additional restructuring costs are anticipated in connection with the integration.

ITEM 3 – QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

          The Company’s primary market risk exposure is interest rate risk.  The Company’s exposure to interest rate risk relates primarily to the opportunity cost associated with fixed rate obligations.  At September 29, 2002, the Company held a portfolio of marketable securities, (including non-investment grade debt securities), with an estimated fair value equal to $639,000 which consisted of corporate debt securities and mortgage-backed securities with carrying values of $540,000 and $99,000, respectively.

          The Company’s investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party, primarily in fixed-rate corporate bonds and mortgage-backed securities.

ITEM 4 – CONTROLS AND PROCEDURES

          Within 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated our disclosure controls and procedures.  “Disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information that is required to be disclosed in our periodic reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in these periodic reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures adequately and effectively meet the requirements described in the preceding sentence.  In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

          As of September 29, 2002, the Company was not involved in any legal proceedings that in management’s determination will have a material impact on the Company, its financial position or its results of operation.

Item 6.		Exhibits and Reports on Form 8-K

a.	Exhibits
	99.1	Certification of Brian H. McInerney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification of W. David Walters, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

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

GLACIER WATER SERVICES, INC.

Date: November 8, 2002	By:	/s/ BRIAN H. MCINERNEY

Brian H. McInerney President and Chief Executive Officer

Date: November 8, 2002	By:	/s/ W. DAVID WALTERS

W. David Walters Senior Vice President and Chief Financial Officer

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I,   Brian H. McInerney, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Glacier Water Services, Inc.

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within the 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weakness in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 8, 2002	By:	/s/ BRIAN H. MCINERNEY

Brian H. McInerney President and Chief Executive Officer

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT
(Continued)

I,  W. David Walters, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Glacier Water Services, Inc.

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within the 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weakness in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 8, 2002	By:	/s/ W. DAVID WALTERS

W. David Walters President and Chief Executive Officer