Form 10-K
period 2002-12-29
GLACIER WATER SERVICES INC
filed 2003-03-24
CIK 883505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended: December 29, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 1-11012

GLACIER WATER SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0493559

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2651 La Mirada Drive, #100
Vista, CA	92083

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 560-1111

Securities registered pursuant of Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value Per Share	American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $17,378,878 (calculated at the closing price on the American Stock Exchange as of the last business day of the registrant’s most recently completed second quarter multiplied by outstanding shares held by non-affiliates).  For purposes of the foregoing calculation, the registrant has excluded from the group of stockholders deemed to be non-affiliates any outstanding shares of common stock known by the registrant to be held by its officers, directors and employees.

As of February 1, 2003, the registrant had 2,851,141 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2002 fiscal year.

          The statements incorporated by reference or included in this Annual Report about the results of our operations or financial condition contain “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements in this report or incorporated by reference are intended to be subject to the safe harbor protection provided by the federal securities laws.

          Forward-looking statements often, although not always, may be found by looking for words or phrases such as “may”, “will”, “intend(s)”, “expect(s/ed)”, “anticipate(s/ed)”, “will likely”, “will continue”, “estimate(s/ed)”, “outlook” and similar words used in this report.

          Forward-looking statements are subject to numerous estimates, assumptions, risk and uncertainties (including trade relations and competition) that may cause our actual results to be materially different from any future results expressed or implied in these statements.  We caution readers not to place undue reliance on these statements because they are subject to risks and uncertainties.

          The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward–looking statements that we, or persons acting on our behalf, may issue.  We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

Item 1.  Business

Business Background

          Glacier Water Services, Inc., a Delaware corporation (“Glacier” or “Company”), is the leading provider of high quality, low priced drinking water dispensed to consumers through self-service vending machines.  Since its inception in 1983, the Company has created an extensive network of water vending machines located throughout the United States.  The Company’s water vending machines are placed at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations.

          The Company’s internally developed and manufactured water vending machines are connected to the municipal water source at each of the retail locations.  The water vending machines reduce impurities in the water through a combination of micron filtration, reverse osmosis, carbon absorption and ultraviolet disinfection.  The Company charges significantly less than the price of water sold off-the-shelf in retail locations or sold through home delivery services.  The Company’s water vending machines are clustered in close proximity to one another within the geographic areas served in order to provide cost-effective, quality service.  Each water vending machine is generally serviced and tested weekly.

          Historically, the Company has operated water vending machines designed primarily for outside use in warm weather climates.  Because it is impractical to use outdoor vending machines in cold-weather climates, the Company  has developed a water vending machine specifically designed to be installed inside retail locations.  The in-store machines afford the Company significant opportunities for continued expansion into new markets and to add in-store machines at existing outside machine locations.  As of December 29, 2002, the Company had 11,307 outside machines and 2,678 in-store machines in operation.

          In addition to its growth strategy, the Company intends to maintain its leading position in the water vending industry by: (i) providing high quality, low priced water to consumers, (ii) developing and maintaining good relationships with retail accounts; (iii) increasing brand awareness; and (iv) maximizing operating efficiencies and asset productivity.

          The placement of the Company’s water vending machines at retail locations is based upon a thorough review of each site.  Included in the site review is an analysis of the surrounding trade area in order to determine the neighborhood demographics, the level of overall retail activity, the level of direct competition and the proximity of the site to other water vending machines operated by the Company.   Further, the Company reviews each site in order to ensure high visibility and easy access for the consumer, along with appropriate access to the retailer’s water supply and power source.  Upon completion of this review, the Company makes a determination as to the viability of the location and whether a single machine or multiple machines are required at the time of initial installation.  With large supermarket chains, the Company generally places machines at most of the chains’ locations as part of its business agreements.  To attain optimum efficiency, multiple vending machines may be installed at a site if the volume of sales so warrants.

The Bottled Water Industry

          The bottled water market in the United States is comprised of four segments:  non-sparkling, sparkling, club soda/seltzer and imported water.  Non-sparkling water is the segment in which the Company competes and is consumed as an alternative to tap water.  Non-sparkling water is distributed through three principal channels:  packaged water sold off-the-shelf in retail locations, packaged water delivered to homes and offices, and water sold through vending machines.  Like water sold off-the-shelf or through home delivery services, vended water is processed using the reverse osmosis.  Although generally equivalent in quality, vended water is sold at a substantially lower price than off-the-shelf and delivered water.  Vended water eliminates two principal cost components: packaging, because consumers provide their own containers, and transportation.

Business Strategy

          Provide High-Quality, Low-Priced Drinking Water.  The Company intends to maintain its leading position in the water vending industry by providing high-quality, low-priced drinking water delivered to consumers through a network of conveniently located water vending machines.  Generally, the Company’s service technicians visit and service each vending machine on a weekly basis.  The quality of the Company’s processed water is tested by independent laboratories certified by the Environmental Protection Agency (EPA) in order to ensure the quality and safety of the water.  The Company believes that providing clean, operating water vending machines is a significant factor in the Company’s ability to continue to build consumer confidence and usage.

          The Company’s drinking water competes with non-sparkling water sold in containers inside retail outlets, with water sold in containers delivered directly to homes and offices, and other water vending machine operators.  The principal costs associated with water sold off-the-shelf and through home delivery are packaging and distribution, which costs are reflected in the retail price to the consumer.  Because the Company’s water is processed on-site inside the water vending machines and the consumer provides the container for the Company’s product, the Company is able to avoid the packaging and distribution costs incurred by its competitors. Accordingly, the Company passes on these savings to consumers by generally charging a retail price of $0.25 to $0.49 per gallon, compared with retail pricing generally ranging from approximately $0.69 to over $1.00 per gallon for water sold in containers in retail outlets.  Non-sparkling water sold in containers delivered directly to consumers’ homes generally sells at an effective price in excess of $1.00 per gallon, including the cost of renting the dispensing unit.

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

          Most of the Company’s arrangements with its retail trade accounts are evidenced by written contracts which have terms that generally range from three to five years and contain termination clauses as well as automatic renewal clauses.  During the term of these agreements, the Company usually has the exclusive right to provide water vending machines at specified locations.  The Company aggressively competes to maintain existing retail accounts and to establish new retail relationships.    The Company has long-term contracts with three retailers whose volume accounted for 12.5%, 10.9%, and 10.7% of fiscal 2002 revenues.  The loss of any significant retail account could have a material adverse impact upon the Company’s financial position.

          Increase Brand and Product Awareness.  The Company believes that it will continue to benefit from increasing consumer awareness and trial usage.  To date, the Company has used point-of-purchase signage, special introductory and promotional pricing, and promotional activities coinciding with the installation of new machines as its primary marketing tools.  Additionally, the Company’s marketing efforts have focused on the development and promotion of “Glacier” as a recognizable brand to the consumer and the supermarket industry.

          Maximize Operating Efficiencies.  The Company creates economies of scale in its operations and achieves a competitive advantage over other vended water suppliers by clustering machines in close proximity to one another within the geographic areas served, in order to provide cost-effective, frequent service.  The Company continuously strives to develop technical improvements to its water vending machines that make the machines easier to use and service.  To this end, the Company has made improvements to its water vending machines, including the introduction of the Company’s dual-vend technology, which doubles the number of nozzles on a machine to allow consumers to fill two water containers simultaneously.  The Company continually monitors and evaluates demand for the Company’s product at each location.  This allows the Company to continue to evaluate the productivity of its machines and relocate machines as necessary to optimize their productivity on an on-going basis.

Growth Strategy

          According to a recent study by an industry source, there are approximately 150,000 grocery stores, supermarkets, drug stores and convenience stores in the United States.  The Company currently operates water vending machines at approximately 11,000 such locations.  The Company intends to continue its expansion into these locations.  The Company’s growth strategy includes the following:

•

Increase Penetration in Existing Domestic Markets.  The Company operates in 37 states throughout the United States through the use of both in-store and outside water vending machines.  Management believes it can place additional outdoor machines with both existing and new retail accounts.  The Company continually monitors the performance of retail locations and periodically redeploys machines to improve revenues and the return on assets deployed.  Management also believes there are significant opportunities to add in-store water vending machines at its current retail chain account locations without adversely affecting revenues generated by its outdoor machines at such locations.

•

Expand Into New Domestic Markets.  The Company intends to continue placing its in-store water vending machines inside retail locations in cold-weather regions throughout the United States.  In addition, the Company intends to expand into new warm-weather markets using both in-store and outdoor machines at large supermarket, drug store, and convenience store chains.

•

Pursue Select Acquisition Opportunities:  The Company continues to evaluate and pursue select strategic acquisition opportunities.  On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation, collectively “Pure Fill”.

Competition

          The bottled water market is highly competitive.  The Company competes in the non-sparkling segment of the bottled water market with companies that deliver water to homes and offices, companies that sell bottled water off-the-shelf and other water vending machine operators.  Many of the Company’s competitors have significantly greater resources than the Company.  Since the Company’s primary competitive advantage over water delivery services and off-the-shelf bottled water is price, a substantial decline in the price of either delivered or off-the-shelf bottled water could adversely affect the demand for water dispensed from the Company’s water vending machines.  The Company’s competitors within the water vending market are primarily smaller, independent operators.  Although the Company believes that there are significant barriers to entry for new and existing competitors in the water vending market due to, among other things, the substantial capital outlay required to purchase the number of machines needed to achieve competitive operating efficiencies, a competitor with significant financial resources may be able to compete with the Company.

Seasonality

          The Company’s revenues are subject to seasonal fluctuations, with decreased revenues during rainy or cold weather months and increased revenues during dry or hot weather months.

Intellectual Property

          The tradename and trademarks  “Glacier Water” and “Glacier Water & Penguin Design” used by the Company contain the word “Glacier”, which is commonly used and has been registered in connection with other marks and designs by a number of other entities for water and related services.  The mark “Glacier Water”, by itself, is considered by the United States Patent and Trademark Officer (the “PTO”) to be generic in relation to water and related services.  The Company believes that no party can claim exclusive rights to “Glacier Water”, and the Company may only claim rights to stylized forms of the mark or the mark with design elements.  Notwithstanding the foregoing, no assurance can be given that other entities might not assert superior or exclusive rights to the marks and seek to obtain damages from the injunctive relief against the Company.  Thus, there can be no assurance that the Company’s use of the tradename and trademarks “Glacier Water” and “Glacier Water & Penguin Design” will not violate the proprietary rights of others, which could result in a material adverse effect on the Company.

          As part of the Pure Fill acquisition, Glacier acquired several patents for water dispensing machines as well as container designs.  The Company also acquired several trademarks, including the “Pure Fill” trademark.

Government Regulation

          The water vending industry is subject to various federal, state and local laws and regulations, which require the Company, among other things, to obtain licenses for its business and water vending machines, to pay annual license and inspection fees, to comply with certain detailed design and quality standards regarding the vending machines and the vended water, and to continuously control the quality of the vended water.  The Company’s water vending machines are subject to routine and random regulatory quality inspections.  Although the Company believes it is operating in substantial compliance with these laws and regulations, such laws and regulations and their interpretations and enforcement are subject to change.  There can be no assurance that additional or more stringent requirements will not be imposed on the Company’s operations in the future.  Failure to comply with such current or future laws and regulations could result in fines against the Company, a temporary shutdown of the Company’s operations, the loss of certification to sell its product or, even in the absence of governmental action, a reduction in the Company’s profit margin based on increases in licensing or inspection fees payable by the Company or other additional compliance costs.

Insurance

          The Company carries general and product liability insurance.  Its combined coverage is $26,000,000 per occurrence and $27,000,000 in the aggregate, which the Company believes to be adequate.

Employees

          As of December 29, 2002, the Company had 301 employees, including 66 in warehousing, administration and sales and 235 in operations.  The Company’s employees are not represented by a labor union and the Company has experienced no work stoppages.  The Company believes that its employee relations are good.

Item 2.  Properties

          The Company leases approximately 25,000 square feet of executive offices and warehouse space in Vista, California for its corporate offices with a lease that expires in May 2006.  The Company also leases various other facilities for area service centers. These leases range in size from 1,200 to 10,900 square feet and expire on various dates from March 2003 through September 2007.  The lease which expires in March 2003 is for a 2,040 square foot facility that the Company has decided not to renew.

Item 3.  Legal Proceedings

          Glacier is the defendant in an action brought by the Environmental Law Foundation in December 2002 in California Superior Court.  The complaint in this action claims that some of Glacier’s machines failed to remove chemical byproducts of the chlorination process found in the source municipal water to the maximum level specified in a California statute and accordingly alleges that Glacier is engaging in unlawful and fraudulent business practices and false advertising.  The complaint does not allege any claims based on the safety of Glacier’s water.  The complaint seeks injunctive relief and repayment of unspecified amounts to customers.  Glacier has been notified by the City of Los Angeles that it is considering bringing a similar action.  Glacier intends to vigorously defend against all such claims and does not believe that it will have any material liability in connection with any such action.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2002.

Part II

Item 5.  Market for Registrant’s  Common Equity and Related Stockholder Matters

          The Common Stock of Glacier (“Common Stock”) is traded on the American Stock Exchange under the symbol “HOO”.  The following table sets forth the range of high and low closing prices on the American Stock Exchange for the Common Stock for the periods indicated.

	High	Low

2001
First Quarter	$9.30	$7.75
Second Quarter	9.40	7.55
Third Quarter	9.25	8.45
Fourth Quarter	8.55	7.60
2002
First Quarter	$13.35	$8.00
Second Quarter	13.20	11.90
Third Quarter	14.20	12.90
Fourth Quarter	17.84	13.00

          The Company did not pay dividends on its Common Stock in 2002 or 2001 and does not presently intend to pay any dividends on its Common Stock in the foreseeable future.  The Company had 32 stockholders of record as of December 29, 2002.

          On November 22, 2002, the Company announced its intention to give its common stockholders the opportunity to exchange their shares of Glacier Water Common Stock for Trust Preferred Securities issued by Glacier Water Trust I (“Trust Preferred Securities”).  The Exchange Offer commenced on February 26, 2003.  Pursuant to this Exchange Offer, each share of the Common Stock may be exchanged for eight-tenths of a Trust Preferred Security.  Each Trust Preferred Security has a liquidation value of $25.00 per share.  Holders of the Common Stock have until April 11, 2003 to tender their shares for exchange, at which time, the offer expires.  The Trust Preferred Securities to be delivered in exchange for the Common Stock were issued as part of an original issuance of 3,400,000 Trust Preferred Securities, which were sold in an underwritten public offering in January 1998 at $25.00 per Trust Preferred Security.  The maximum number of shares of Common Stock which may be exchanged is 1,151,750.

          During the quarter ended July 1, 2001, the Company issued 16,000 shares of Glacier Water Cumulative Redeemable Convertible Preferred Stock (the “Preferred Stock”), which resulted in an increase to stockholders’ equity (deficit) of $1,600,000, excluding related issuance costs.  Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend at the rate of 8% per annum of the original purchase price of each share of Preferred Stock.  If any dividends are declared on the Common Stock, they will also be paid on the Preferred Stock on an as-converted basis.

          In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution, before any payment shall be made to holders of the Common Stock or any other class or series of stock of the Company ranking junior to the Preferred Stock, an amount equal to $100.00 per share plus any accrued but unpaid dividends (“Liquidation Amount”).  After payment of the Liquidation Amount, all of the remaining assets of the Company available for distribution shall be distributed ratably among holders of all Preferred Stock and Common Stock of the Company.  The Preferred Stock may be redeemed, at the election of the Company, for redemption prices equal to 103%, 102%, 101%, and 100% of the Liquidation Amount on or after the third, fourth, fifth, and sixth anniversaries, respectively.  In addition, the Preferred Stock may be redeemed, at the election of the Company, at 100% of the Liquidation Amount if the closing price of the Company’s Common Stock remains at or above $19.00 for 10 consecutive trading days.  The Preferred Stock is convertible into shares of Common Stock computed by dividing the Liquidation Amount, with respect to the number of shares of Preferred Stock to be converted, by $9.50.

          For the year ended December 29, 2002, the Company recorded dividends associated with the Preferred Stock of $128,000.

Item 6.  Selected Financial Data

          The following sets forth selected financial data as of and for the periods presented.  The Company’s fiscal year ends on the Sunday closest to December 31st.  This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto and other financial information appearing elsewhere in this Annual Report.

Statements of Operations Data

	Fiscal Year Ended

(in thousands except share and per share data)	Dec 29, 2002,	Dec 30, 2001	Dec 31, 2000	Jan 2, 2000	Jan 3, 1999

Revenues	$71,029	$60,345	$59,176	$56,774	$56,321
Operating costs and expenses:
Operating expenses	44,698	38,444	38,482	36,984	36,727
Selling, general and administrative expenses	9,777	9,275	8,838	9,143	9,879
Depreciation and amortization	12,368	12,358	12,066	10,740	10,212
Integration and restructuring costs	1,364	—	1,400	—	971

Total operating costs and expenses	68,207	60,077	60,786	56,867	57,789

Income (loss) from operations	2,822	268	(1,610)	(93)	(1,468)
Other (income) expenses:
Interest expense	5,968	5,993	7,016	7,859	7,446
Investment (income) loss	20	(227)	1,570	1,342	(4,259)

Total other expenses	5,988	5,766	8,586	9,201	3,187

Loss before income taxes and extraordinary gain	(3,166)	(5,498)	(10,196)	(9,294)	(4,655)
Income tax benefit	(593)	—	—	(2,059)	(1,383)

Loss before extraordinary gain	(2,573)	(5,498)	(10,196)	(7,235)	(3,272)
Extraordinary gain on early retirement of debt	—	4	4,198	2,617	—

Net loss	(2,573)	(5,494)	(5,998)	(4,618)	(3,272)
Preferred dividends	128	66	—	—	—

Net loss applicable to common stockholders	$(2,701)	$(5,560)	$(5,998)	$(4,618)	$(3,272)

Basic and diluted loss per common share:
Loss before extraordinary gain	$(.90)	$(1.94)	$(3.59)	$(2.54)	$(1.05)
Extraordinary gain	—	—	1.48	.92	—
Preferred dividends	(.05)	(.02)	—	—	—

Loss applicable to common stockholders	$(.95)	$(1.96)	$(2.11)	$(1.62)	$(1.05)

Weighted average shares used for basic and diluted earnings per common share	2,843,217	2,834,474	2,836,965	2,850,253	3,119,696

Selected Balance Sheet Data

	As of

	Dec 29, 2002	Dec 30, 2001	Dec 31, 2000	Jan 2, 2000	Jan 3, 1999

Cash, cash equivalents, and investments, available-for-sale	$7,911	$2,740	$4,623	$14,031	$31,146
Total assets	$66,724	$63,140	$74,616	$89,409	$100,515
Long-term debt and notes payable, including current portion	$67,485	$61,965	$69,755	$79,748	$85,000
Stockholders’ equity (deficit)	$(6,266)	$(3,866)	$232	$4,673	$9,284

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and the accompanying Notes thereto of the Company appearing elsewhere in this Annual Report.  The following table sets forth for the periods indicated, the percentages of revenues represented by certain items included in the Consolidated Statements of Operations.

	Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Operating expenses	62.9	63.7	65.0
Selling, general and administrative expenses	13.8	15.4	14.9
Depreciation and amortization	17.4	20.5	20.4
Integration and restructuring costs	1.9	—	2.4

Total costs and expenses	96.0	99.6	102.7

Income (loss) from operations	4.0	0.4	(2.7)
Other (income) expenses:
Interest expense	8.4	9.9	11.9
Investment (income) loss	—	(0.4)	2.6

Total other expenses	8.4	9.5	14.5

Loss before income taxes and extraordinary gain	(4.4)	(9.1)	(17.2)
Income tax benefit	(0.8)	—	—
Extraordinary gain	—	—	7.1

Net loss	(3.6% )	(9.1% )	(10.1% )

Results of Operations

Overview

          Since its inception in 1983, the Company has created an extensive network of water vending machines located throughout the United States.  The Company’s water vending machines are placed at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations.

          Currently operating in 37 states, the Company continually looks for opportunities to expand its presence in existing markets as well as new high potential markets.  The Company continually looks for ways to reduce operating costs in all areas.  The Company continually explores opportunities to implement technology to improve efficiency of servicing the vending machines to lower its operating costs.  The Company continues to monitor selling, general and administrative expenses and reduce costs where possible.

          The Company continually looks for acquisition opportunities that will strengthen the Company and improve its operating results.  On February 8, 2002, Glacier acquired substantially all of the assets of Pure Fill (see “Acquisition”).  Immediately after the acquisition, Glacier integrated the Pure Fill assets into the Glacier operations.

Revenues

          Revenues for fiscal year 2002 increased 17.7% to $71,029,000 from $60,345,000 in fiscal year 2001.  Revenues increased 15.9% due to volume increases, driven primarily by the acquisition of the Pure Fill assets, and 1.8% due to increases in the average price per gallon of water sold during fiscal 2002 compared to 2001.  As of December 29, 2002, the Company had approximately 14,000 machines in operation compared to 13,400 machines at December 30, 2001.  As of December 29, 2002, the Company had 2,678 in-store machines and 11,307 outside machines in operation in 37 states.  Revenues for the fiscal year 2001 increased 2.0% to $60,345,000 from $59,176,000 in fiscal 2000.  The revenues in 2001 increased 3.0% due to volume increases offset by a 1.0% decrease in the average price per gallon of water sold during 2001 as compared to 2000 and the loss of the revenues associated with the discontinued Mexico operation during 2000.

          The Company began operations in Mexico during fiscal 1998.  During the third quarter of 2000, to improve the operating results, the Company ceased operations in Mexico and approximately 500 machines were returned to the United States for future deployment.  The Company recognized revenues from the Mexico operation of approximately $326,000 for the year ended December 31, 2000.  At its peak, the Company operated 434 machines in Mexico, of which approximately 120 were located in water stores.  However, these revenues were overshadowed by larger operating costs (see “Costs and Expenses”), which resulted in net operating losses of approximately $825,000, not including the non-recurring charge of $1,400,000 for the year ended December 31, 2000.

Costs and Expenses

          Operating expenses for the year ended December 29, 2002 increased to $44,698,000 from $38,444,000 for fiscal year 2001.  The increase in total operating expenses was primarily due to higher servicing costs due to the increased revenues.   Due to the immediate integration of the additional Pure Fill routes into the Glacier operations, the precise amount of the increase in operating expenses and selling, general and administrative (“SG&A”) expenses attributable to the Pure Fill assets is not determinable.  Operating costs, excluding depreciation and amortization, as a percent of revenues was 62.9% for fiscal 2002 compared to 63.7% for the prior year.  The Company strives to locate machines in close proximity to one another within the geographic area served, thereby creating clusters of machines in order to provide cost-effective, frequent service.

          Operating expenses, excluding depreciation and amortization, for fiscal year 2001 decreased $38,000 to $38,444,000 or 63.7% of revenues, compared to $38,482,000 or 65.0% of revenues in 2000.  The decrease in total dollar operating costs in 2001 was due primarily to the closure of the Mexico operations during the third quarter of fiscal 2000 offset by an increases in various costs of servicing the machines.  The Mexico operation incurred operating expenses of approximately $569,000 for the year ended December 31, 2000.  The operating costs in Mexico represented the cost to service vending machines and rent, utilities and personnel associated with the water stores.

          Depreciation and amortization expense for fiscal year 2002 increased to $12,368,000, compared to $12,358,000 in fiscal 2001.  The increase in depreciation and amortization expense was due primarily to the added Pure Fill assets offset by other fixed assets becoming fully depreciated.  The Pure Fill assets generated approximately $538,000 of depreciation and amortization expenses for fiscal 2002.  Depreciation and amortization expense for fiscal 2000 was $12,066,000, which included $185,000 related to the Mexico operations.  The Company currently has sufficient machines in storage available for deployment in fiscal 2003.  Machines that have been previously installed and are in storage awaiting redeployment are currently being depreciated.

          SG&A expenses for fiscal 2002 increased $502,000 to $9,777,000 or 13.8% of revenues, compared to $9,275,000 or 15.4% of revenues in fiscal 2001.  This increase in SG&A expenses in fiscal 2002 compared to 2001 was primarily due to the addition of the Pure Fill operations.  SG&A expenses for fiscal 2000 were $8,838,000 or 14.9% of revenues.  The increase in SG&A expenses in fiscal 2001 compared to fiscal 2000 was primarily due to an increase due to certain overhead costs previously allocated as part of the manufacturing process and severance costs associated with the termination of employment of certain executives during the first quarter of 2001 offset by a reduction associated with the discontinuance of the Mexico operation during fiscal 2000.   As a result of the suspension of the Company’s manufacturing activity in June 2000, these overhead costs are currently included in SG&A expenses.

          Costs associated with the restructuring of existing Glacier operations and costs necessary to integrate the assets of Glacier and Pure Fill that are expected to benefit future operations are expensed as integration and restructuring costs after management has completed and approved the plans and associated costs.  Integration costs totaled $1,364,000 for the year ended December 29, 2002, and have been recognized as integration and restructuring costs in the consolidated statement of operations.  Integration costs were principally for the removal and replacement, transportation and disposal of vending equipment.

          In the third quarter of 2000, the Company incurred restructuring costs totaling $1,400,000 associated with the closure of its Mexico operations.  The restructuring costs consisted of leasehold improvement write-offs of $545,000 related to the water stores and warehouse; impairment losses on the disposal of equipment and fixtures located in Mexico of $338,000; severance costs of $83,000 related to the involuntary termination of 35 employees; lease termination costs of $42,000, building closures of $192,000, fees paid to advisors regarding actions to be taken in the restructuring of $117,000, and other direct costs associated with the exit plan of $83,000.  By the end of the third quarter of 2000, the closure of the Mexico operations was substantially complete.

          As a result of the above, income from operations for fiscal year 2002 increased to $2,822,000 compared to $268,000 for fiscal year 2001 and a loss of $1,610,000 for the year ended December 31, 2000.

          Interest expense for fiscal year 2002 decreased to $5,968,000 compared to $5,993,000 in fiscal 2001.  The decrease was primarily associated with lower interest rates in 2002 offset by higher outstanding amounts on the credit facility in fiscal year 2002 compared to fiscal year 2001.  The average outstanding borrowings on the credit facility during 2002 was approximately $4,700,000 compared to an approximate $4,100,000 during 2001 with a weighted average interest rate of 6.4% for 2002 compared to 7.3% for 2001.  The increase in the average outstanding amount on the credit facility was due to the Pure Fill acquisition.  Interest expense for fiscal 2000 was $7,016,000. The decrease in interest expense in fiscal 2001 compared to fiscal 2000 was primarily associated with the extinguishment of borrowings under the line of credit during 2001.

          As of December 29, 2002, the Company’s investment portfolio totaled $603,000, which included non-investment grade securities comprised of corporate debt securities and a mortgage backed security with carrying values of $540,000 and $63,000, respectively.  For the year ended December 29, 2002, the Company had a net realized loss on investments of $20,000 compared to a net realized gain on investments of $227,000 for the year ended December 30, 2001.   The net realized loss on investments for fiscal 2002 consisted of net realized loss on the sale of investments of $133,000 and management fees of $7,000 offset by investment earnings of $120,000.  For fiscal year 2001, the net realized gain on investments consisted of investment earnings of $274,000 offset by management fees of $13,000 and net realized losses on the sale of investments of $34,000.  For the year ended December 31, 2000, the net realized loss on investments of $1,570,000 consisted of investment earnings of $1,036,000 offset by management fees of $44,000 and net realized losses on the sale of investments of $2,562,000.  Net realized losses related to the sale of two corporate debt securities and one corporate equity security during the fourth quarter of fiscal 2000 totaling $2,623,000, which was offset by realized gains during fiscal 2000 totaling $61,000.   During fiscal years 2000 through 2002, investments were managed by Kayne Anderson Capital Advisors, L.P., a related party.

          As a result of changes in the U.S. federal tax laws during fiscal year 2002 relating to operating loss carry-backs, the Company recorded an income tax benefit of $379,000 reflecting the carry-back of additional net operating losses to recover previously paid U.S. federal income taxes.  This income tax refund was received prior to the end of fiscal 2002.  A change in estimate of the deferred tax asset valuation allowance, resulted in an additional $214,000 income tax benefit being recorded at December 29, 2002.  Due to the uncertainty of the utilization of the net operating loss in future periods,  no tax benefit was recorded for fiscal years 2001 and 2000.

          The Company’s Board of Directors has authorized the purchase of up to 1,250,000 shares of the 9.0625% Trust Preferred Securities issued by Glacier Water Trust I, a wholly owned subsidiary of the Company (the “Trust”).  As of December 29, 2002, the Company had repurchased 921,400 shares of the Trust Preferred Securities at an average cost of $16.40 per share.  The Company did not repurchase any shares of the Trust Preferred Securities during fiscal year 2002.  The Company repurchased 400 shares in fiscal 2001 for a net extraordinary gain of $4,000 compared to a net extraordinary gain of $4,198,000 in fiscal 2000.  As of December 29, 2002, the Company has used $15,118,000 in cash to repurchase $23,035,000 face value of the Trust Preferred Securities less $1,098,000 of deferred financing costs.  The Company may continue to make such purchases from time to time in open market transactions or block trades.  As of December 29, 2002, there were 2,478,600 shares of the Trust Preferred Securities outstanding (other than shares held by the Company).

          For fiscal year 2002, the Company incurred a loss applicable to common stockholders of $2,701,000, or $.95 per basic and diluted common share compared to a loss of $5,560,000, or $1.96 per basic and diluted common share in 2001 and $5,998,000 or $2.11 per basic and diluted common share in 2000.

Liquidity and Capital Resources

          The Company’s primary sources of liquidity and capital resources in fiscal 2002 were cash and investments, cash flows from operations and funds available under the Company’s credit facility.    In connection with the Pure Fill acquisition, the Company entered into a new $10,000,000 credit facility with City National Bank on February 19, 2002.  The credit facility required monthly interest payments at the bank’s prime rate plus 1.00% (5.25% per annum at December 29, 2002) on the $4,000,000 revolving credit portion of the facility and equal monthly principal payments plus monthly interest payments at the bank’s prime rate plus 1.50% (5.75% per annum at December 29, 2002) on the

$6,000,000 term loan portion of the facility.  The credit facility contains certain customary financial covenants, which restrict indebtedness and capital expenditures, with which the Company was in compliance at December 29, 2002, and the Company pledged certain assets such as repair parts inventory and equipment as collateral for its obligations under the new credit facility.  As of December 29, 2002, the Company had $4,000,000 available under the credit facility.

          On February 1, 2003, the Company restructured a portion of the credit facility with City National Bank.  The Company replaced the term loan portion of the credit facility with a new revolving note with an original maximum borrowing of $4,800,000.  The term loan was canceled and replaced by the new revolving note.  The credit availability on the new revolving note reduces by $300,000 every three months beginning May 1, 2003 until its maturity in February 2007.  The new revolving note requires monthly interest payments at the Bank’s prime rate plus 1.50% (5.75% per annum at February 1, 2003).  The new revolving note and the original $4,000,000 revolving credit portion of the credit facility (which remains in effect) require a quarterly unused facility fee of 0.50% and 0.25%, respectively.

          For fiscal 2002, net cash provided by operations was approximately $8,871,000 and the Company made capital investments in vending machines and other equipment of approximately $3,196,000 and purchased Pure Fill for $5,424,000, net of cash.  Net cash provided by financing activities was approximately $4,940,000.  As of December 29, 2002, the Company had working capital of $6,209,000.  Because the Company does not have significant trade accounts receivable and product inventories, working capital will vary from time to time depending on the timing of payables, other accrued liabilities, and payments of prepaid contract rights.  The Company’s stockholders’ deficit as of December 29, 2002 was $6,266,000, which amount continues to be below the American Stock Exchange’s listing guidelines.  Accordingly, it is possible that the American Stock Exchange could take action to delist the Company’s stock.

          During the quarter ended July 1, 2001, the Company issued 16,000 shares of Preferred Stock, which resulted in an increase to stockholders’ equity (deficit) of $1,600,000, excluding related issuance costs.  Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend at the rate of 8% per annum of the original purchase price of each share of Preferred Stock.  If any dividends are declared on the Common Stock, dividends will also be paid on the Preferred Stock on an as-converted basis.  For the year ended December 29, 2002, the Company recorded dividends associated with the Preferred Stock of $128,000.

          On January 27, 1998, the Trust issued 105,154 of its common securities to the Company and completed a public offering of 3,400,000 shares of the Trust Preferred Securities with a liquidation amount of $25.00 per security.  Concurrent with the issuance of the Trust Preferred Securities, the Trust invested the proceeds therefrom in an aggregate principal amount of $85,000,000 of 9.0625% Junior Subordinated Debentures (the “Subordinated Debentures”) issued by the Company.  The Trust exists for the sole purpose of issuing Trust Securities and purchasing Subordinated Debentures.

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

          The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to other indebtedness of the Company.  The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Trust Preferred Securities plus any accumulated and unpaid distributions.  The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time after January 31, 2003.  The Company effectively provides a full and unconditional guarantee of the Trust’s obligations under the Trust Preferred Securities.  Issuance costs of approximately $4,100,000 related to the Trust Preferred Securities are deferred and amortized over the period until the mandatory redemption of the securities in January 2028.  Through December 29, 2002, the Company has repurchased 921,400 shares of the Trust Preferred Securities, effectively retiring temporarily $23,035,000 of Subordinated Debentures.  These Trust Preferred Securities, however, may be delivered in the Exchange Offer described in Item 5 above, at which time they will again be treated as outstanding.  If the participation in the Exchange Offer is for the maximum number of shares, the Company would incur additional annual interest expense of $2,088,000.

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

Critical Accounting Policies

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases these estimates and assumptions upon historical experience and existing, known circumstances.  Actual results could differ from these estimates.  Specifically, management must make estimates in the following areas:

Revenue Recognition

          The Company recognizes revenue from the sale of its product at the point of purchase, which occurs when the customer vends the water and pays for the product.  Due to the fact that the Company has approximately 14,000 vending machines, it is impractical to visit all machines at the end of each reporting period.  Consequently, the Company estimates the revenue from the last time each machine was visited until the end of the reporting period, based on the most current daily volume of each machine.  For the years ended December 29, 2002 and December 30, 2001, the Company recorded approximately $1,446,000 of such estimated revenues, which represents an average of approximately 8 days per machine.  The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB), No. 101, Revenue Recognition in Financial Statements, provides guidance on the application of existing generally accepted accounting principles to selected revenue recognition issues.  The Company believes that its revenue recognition policy is consistent with the guidance and is in accordance with generally accepted accounting principles.

Allowance for Doubtful Accounts

          The Company records account receivable for revenues generated by inside machine.  Such revenues are collected by the retailers and remitted to the Company.  The Company provides a reserve against receivables for estimated losses that may result from a retailer’s inability to pay.  The Company determines the amount of the reserve by analyzing uncollected accounts, aged receivables, historical losses and the retailer’s credit worthiness.  Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve.  Should a retailer’s account become past due, the Company works with the retailer to resolve the past due amounts including replacing non-coin operated machines with coin operated machines and placing the account on hold or other actions as necessary to resolve the past due amounts.  Trade accounts receivable totaled $1,683,000 and the allowance for doubtful accounts was $94,000 at December 29, 2002.  This allowance is consistent with historical amounts reserved by the Company.

Repair Parts Inventory

          Repair parts inventory is stated at the lower of cost (moving weighted average) or market (replacement).  Management reviews the parts inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage.  The likelihood of any material inventory write-down is dependent on future machine repairs or new machine developments.  Repair parts inventory was valued at $2,616,000 at December 29, 2002.

Valuation of Goodwill

          In 2002, Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, became effective and as a result, goodwill was no longer subject to amortization.  In lieu of amortization, the Company is required to perform an annual review for impairment.  Goodwill is considered to be impaired if it is determined that its carrying value exceeds its fair value.  In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value.  Assessing the impairment of goodwill requires the Company to make assumptions and judgments regarding the fair value of the net assets of the Company.  The Company has completed its annual evaluation for the impairment of goodwill as of December 29, 2002 and has determined that no impairment existed as of that date.  The net book value of goodwill totaled $4,129,000.

Depreciable Useful Lives

          Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the asset.  Vending equipment is estimated to have a useful life of 7 to 10 years and is generally depreciated to a 20% salvage value.  The salvage value is an estimate of the replacement value of the components expected to be recovered upon disposal of the machine.  When an original component is replaced, the replacement cost is expensed which results in a charge to income in an amount which approximates the depreciable cost of the components.  Costs associated with installing vending equipment are capitalized and depreciated over five years, which is the normal contractual period with the retailers.  Other equipment, furniture and fixtures have an estimated useful life of five to ten years.  Leasehold improvements are given an estimated useful life of the shorter of its estimated life or the term of the lease.  All maintenance, repair and refurbishment costs are charged to operations as incurred.  Additions and major improvements are capitalized.  Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment.

Valuation of Long-Lived Assets

          The Company periodically assesses long-lived assets for impairment, which requires the use of assumptions and judgments regarding the carrying value of these assets.  The assets are considered to be impaired if it is determined that the carrying value may not be recoverable based upon an assessment of the following events or changes in circumstances:

•	the asset’s ability to continue to generate income from operation and positive cash flow in future periods;
•	loss of legal ownership of the asset;
•	significant changes in the strategic business objectives and utilization of the asset;
•	the impact of significant negative industry or economic trends; and/or
•	any volatility or significant decline in the Company’s stock price and market capitalization compared to its net book value

          The Company evaluates and assesses its long-lived assets for impairment under the guidelines of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  In addition, the Company bases the useful lives and related amortization or depreciation expense on its estimate of the period that the assets will generate revenues or otherwise be used.  At December 29, 2002, the net book value of identifiable intangible assets that are subject to amortization totaled $527,000 and the net book value of property and equipment total $43,520,000.

Litigation

          From time to time, claims are made against the Company in the ordinary course of business.  With the assistance from legal counsel, estimated amounts for such claims that are probable and can reasonably be estimated are recorded as liabilities in the consolidated balance sheets.  The likelihood of a material change in these estimated reserves would be dependent on new claims as they arise and the favorable or unfavorable outcome of the particular litigation.  On December 23, 2002, the Company reported that an action had been brought against the Company by the Environmental Law Foundation alleging unlawful and fraudulent business practices and false advertising.  As of December 29, 2002, the Company does not believe that this claim or any other litigation will have a material impact on the results of operations or financial condition of the Company.

Valuation of Deferred Income Taxes

          Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which the Company operates, changes in the deductibility of interest paid on our subordinated debt and any significant changes in the tax treatment received on the Company’s business combinations.  As of December 29, 2002, the Company had federal and California net operating loss carryforwards of $26,897,000 and $9,548,000, respectively, which will begin to expire in 2012 and 2003 for federal and state income tax purposes, respectively.

Seasonality

          The Company’s revenues are subject to seasonal fluctuations with decreased revenues during rainy or cold weather months and increased revenues during hot weather months.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          The Company’s primary market risk exposure is interest rate risk. The Company’s outstanding bank debt is tied to the bank’s prime lending rate and as such, the Company is at risk due to increases in market rates.  A ten percent change in the bank’s lending rate would have the potential of increasing the interest on the expected average outstanding borrowings of the bank debt and impacting the future earning of the Company by less than $27,000 annually.  The Company’s exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations associated with the Trust Preferred Securities.  The Company believes that the fixed rate represents the Company’s long-term market rate.  Therefore, there is no significant opportunity cost associated with the fixed rate.  At December 29, 2002, the Company held a portfolio of marketable securities consisting entirely of debt instruments available-for-sale with an estimated fair value equal to $603,000.  As of December 29, 2002, the Company held no convertible debt securities or equity securities available-for-sale.  The Company’s entire portfolio is invested by Kayne Anderson Capital Advisors, L.P., primarily in fixed-rate corporate bonds and mortgage-backed securities.

Item 8.  Financial Statements and Supplementary Data

          The Company’s consolidated financial statements, together with accompanying Notes and the Independent Auditors’ Report, KPMG LLP, and the Report of Independent Public Accountants, Arthur Andersen LLP, are set forth on pages 17 through 37 after Part IV of this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          On July 1, 2002, the Company filed Form 8-K reporting the termination of the engagement of its former auditor, Arthur Andersen LLP.

          On July 15, 2002, the Company filed Form 8-K reporting the engagement of KPMG LLP as the independent auditors for the fiscal year ended December 29, 2002.

Part III

Item 10.  Directors and Executive Officers of the Registrant

          The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 29, 2002.

Item 11.  Executive Compensation

          The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 29, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 29, 2002.

Item 13.  Certain Relationships and Related Transactions

          The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 29, 2002.

Item 14.  Controls and Procedures

          Within 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer reviewed and evaluated our disclosure controls and procedures.  “Disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information that is required to be disclosed in our periodic reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in these periodic reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures adequately and effectively meet the requirements described in the preceding sentence.  In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  However, the design of any system of control is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents Filed with Report

1. Consolidated Financial Statements

        The consolidated financial statements listed on the accompanying Index to Consolidated Financial Statements are filed as part of this report.  The financial statement schedules have been omitted as they are either not required or not applicable due to the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

2. Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)	Reports on Form 8-K

On December 23, 2002, the Company filed a current report on Form 8-K reporting a litigation under Item 5.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
Glacier Water Services, Inc.:

We have audited the 2002 consolidated financial statements of Glacier Water Services, Inc. and subsidiaries as listed in the accompanying index.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The 2001 and 2000 financial statements of Glacier Water Services, Inc., as listed in the accompanying index, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements in their report dated February 19, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Water Services, Inc. and subsidiaries as of December 29, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Diego, California
February 13, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Glacier Water Services, Inc.:

          We have audited the accompanying consolidated balance sheets of Glacier Water Services, Inc. (a Delaware corporation) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 30, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glacier Water Services, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

San Diego, California
February 19, 2002

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (“ANDERSEN”) IN CONNECTION WITH GLACIER’S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001.  THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE “TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS,” ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 29, 2002. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.  SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

GLACIER WATER SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 29, 2002	December 30, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$7,308	$1,536
Investments, available-for-sale	603	1,204
Accounts receivable, net of allowance for doubtful accounts of $94 and $33 as of December 29, 2002 and December 30, 2001, respectively	1,593	721
Repair parts inventory	2,616	2,629
Prepaid expenses and other	954	1,050

Total current assets	13,074	7,140
Property and equipment, net	43,520	48,286
Goodwill	4,129	—
Intangible assets, net	527	—
Other assets	5,474	7,714

Total assets	$66,724	$63,140

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$981	$991
Accrued commissions	2,265	2,126
Accrued liabilities	2,259	1,924
Current portion of long-term notes payable	1,360	—

Total current liabilities	6,865	5,041

Long-term debt	61,965	61,965
Long term notes payable	4,160	—

Total liabilities	72,990	67,006

Commitments and Contingencies	—	—
Stockholders’ Equity (Deficit):
Preferred stock, $.01 par value; liquidation preference $100 per share; 8% cumulative redeemable convertible; 100,000 shares authorized, 16,000 shares issued and outstanding at December 29, 2002 and December 30, 2001	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 2,851,141 and 2,834,474 shares issued and outstanding at December 29, 2002 and December 30, 2001, respectively	35	35
Additional paid-in capital	17,970	17,782
Retained earnings (deficit)	(9,488)	(6,787)
Treasury stock, at cost, 603,726 shares	(14,852)	(14,852)
Accumulated other comprehensive income (loss)	69	(44)

Total stockholders’ equity (deficit)	(6,266)	(3,866)

Total liabilities and stockholders’ equity (deficit)	$66,724	$63,140

The accompanying notes are an integral part of these consolidated statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Revenues	$71,029	$60,345	$59,176
Operating costs and expenses:
Operating expenses	44,698	38,444	38,482
Selling, general and administrative expenses	9,777	9,275	8,838
Depreciation and amortization	12,368	12,358	12,066
Integration and restructuring costs	1,364	—	1,400

Total operating costs and expenses	68,207	60,077	60,786

Income (loss) from operations	2,822	268	(1,610)

Other (income) expenses:
Interest expense	5,968	5,993	7,016
Investment (income) loss	20	(227)	1,570

Total other expenses	5,988	5,766	8,586

Loss before income taxes and extraordinary gain	(3,166)	(5,498)	(10,196)
Income tax benefit	(593)	—	—

Loss before extraordinary gain	(2,573)	(5,498)	(10,196)
Extraordinary gain on early retirement of debt	—	4	4,198

Net loss	(2,573)	(5,494)	(5,998)
Preferred stock dividends	128	66	—

Net loss applicable to common stockholders	$(2,701)	$(5,560)	$(5,998)

Basic and diluted loss per share:
Loss before extraordinary gain	$(.90)	$(1.94)	$(3.59)
Extraordinary gain	—	—	1.48
Preferred dividends	(.05)	(.02)	—

Net loss applicable to common stockholders	$(.95)	$(1.96)	$(2.11)

Weighted average shares used in calculation	2,843,217	2,834,474	2,836,965

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Net loss	$(2,573)	$(5,494)	$(5,998)

Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during the period	246	(166)	4,106
Less: reclassification adjustment for net realized losses (gains) included in net loss	133	(34)	2,562

Net unrealized gain (loss)	113	(132)	1,544

Comprehensive loss	$(2,460)	$(5,626)	$(4,454)

The accompanying notes are an integral part of these consolidated statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

					Additional Paid In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount					Total

Balance, January 2, 2000	—	$—	2,834,174	$34	$16,119	$4,771	$(14,795)	$(1,456)	$4,673
Exercise of stock options	—	—	6,000	1	69	—	—	—	70
Purchase of treasury stock	—	—	(5,700)	—	—	—	(57)	—	(57)
Net unrealized gain on investments	—	—	—	—	—	—	—	1,544	1,544
Net loss	—	—	—	—	—	(5,998)	—	—	(5,998)

Balance, December 31, 2000	—	—	2,834,474	35	16,188	(1,227)	(14,852)	88	232
Issuance of preferred stock	16,000	—	—	—	1,594	—	—	—	1,594
Net unrealized loss on investments	—	—	—	—	—	—	—	(132)	(132)
Dividends on preferred stock	—	—	—	—	—	(66)	—	—	(66)
Net loss	—	—	—	—	—	(5,494)	—	—	(5,494)

Balance, December 30, 2001	16,000	—	2,834,474	35	17,782	(6,787)	(14,852)	(44)	(3,866)
Exercise of stock options	—	—	16,667	—	188	—	—	—	188
Net unrealized gain on investments	—	—	—	—	—	—	—	113	113
Dividends on preferred stock	—	—	—	—	—	(128)	—	—	(128)
Net loss	—	—	—	—	—	(2,573)	—	—	(2,573)

Balance, December 29, 2002	16,000	$—	2,851,141	$35	$17,970	$(9,488)	$(14,852)	$69	$(6,266)

The accompanying notes are an integral part of these consolidated statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Cash flows from operating activities:
Net loss	$(2,573)	$(5,494)	$(5,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,368	12,358	12,066
Loss on disposal of assets	91	125	908
Extraordinary gain on early retirement of debt	—	(4)	(4,198)
Realized loss on sales of investments	133	34	2,562
Change in operating assets and liabilities:
Accounts receivable	(629)	37	(169)
Repair parts inventory	84	(42)	662
Prepaid expenses and other	96	20	709
Payments for prepaid contract rights	(236)	(243)	(2,936)
Other assets	98	126	325
Accounts payable, accrued liabilities and accrued commissions	(561)	275	(254)

Total adjustments	11,444	12,686	9,675

Net cash provided by operating activities	8,871	7,192	3,677

Cash flows from investing activities:
Investment in vending equipment	(2,715)	(2,448)	(6,270)
Purchase of property and equipment	(481)	(341)	(474)
Purchase of Pure Fill, net of cash	(5,424)	—	—
Purchase of investments	—	—	(931)
Proceeds from sale of investments	483	1,617	6,275
Proceeds from maturities of investments	98	208	269

Net cash used in investing activities	(8,039)	(964)	(1,131)

Cash flows from financing activities:
Dividends paid	(128)	(34)	—
Early retirement of long-term debt	—	(5)	(9,585)
Proceeds from borrowing on line of credit	—	8,700	22,432
Principal payments on line of credit and long term notes payable	(1,120)	(16,375)	(18,183)
Proceeds from long-term notes payable	6,000	—	—
Proceeds from issuance of stock	188	1,594	70
Purchase of treasury stock	—	—	(57)

Net cash provided by (used in) financing activities	4,940	(6,120)	(5,323)

Net increase (decrease) in cash and cash equivalents	5,772	108	(2,777)
Cash and cash equivalents, beginning of year	1,536	1,428	4,205

Cash and cash equivalents, end of year	$7,308	$1,536	$1,428

The accompanying notes are an integral part of these consolidated statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
 (dollars in thousands)

Supplemental disclosure of cash flow information:

	Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Cash paid for interest	$5,776	$5,941	$6,819

Cash paid for income taxes	$5	$7	$5

Business acquisition:

Assets acquired:
Accounts receivable	$244
Repair parts inventory	71
Vending equipment	1,798
Vehicles	122
Intangibles	723
Goodwill	4,129

Assets acquired	7,087
Total liabilities assumed:
Accounts payable and accrued liabilities	(1,023)
Note payable to Pure Fill	(640)

Purchase of Pure Fill, net of cash	$5,424

The accompanying notes are an integral part of these consolidated statements.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business

          Glacier Water Services, Inc., a Delaware corporation (“Glacier” or “Company”), is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers.  The machines are placed at supermarkets and other retail outlets under commission arrangements with the retailers.  The Company’s revenues are subject to seasonal fluctuations, with decreased revenues during rainy or cold weather months and increased revenues during dry or hot weather months.  The Company’s machines are primarily located throughout the sunbelt and Midwest regions of the United States.   During fiscal year 2000, the Company discontinued operations in Mexico and returned approximately 500 machines to the United States for future re-deployment.  On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation (collectively, Pure Fill).  The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition.  As of December 29, 2002, the Company operated approximately 14,000 machines in 37 states.

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

Fiscal Year

          The Company utilizes a fiscal year of 52 or 53 weeks ending on the Sunday closest to December 31st.  Fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 each contained 364 days.

Other Comprehensive Income (Loss)

          In accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 130, Reporting Comprehensive Income, the Company displays comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements.  The impact of any fluctuations in the unrealized gains or losses on investments available-for-sale are a component of comprehensive income for each year presented.

Cash and Cash Equivalents

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 29, 2002, cash equivalents primarily consist of cash held in money market accounts and/or certificates of deposit.

Investments

          Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase based on management’s intent and re-evaluate such designation as of each balance sheet date.  The Company considers all investments as available for use in its current operations, and therefore, classifies them as short-term, available-for-sale investments.  Available-for-sale investments are stated at fair value, with net unrealized gains or losses, if any, reported as a separate component of stockholders’ equity.  Realized gains or losses from the sale of investments, interest income, and dividends are included

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in investment (income) loss in the accompanying statements of operations.  Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management’s determination that an investment’s impairment is considered to be other than temporary.  The cost of securities sold is based on the specific identification method.

                    At December 29, 2002, investments available-for-sale consisted of the following (in thousands):

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$423	$117	$—	$540
Mortgage-backed securities	111	—	(48)	63

Total investments available for sale	$534	$117	$(48)	$603

          The Company’s primary market risk exposure is interest rate risk.  The Company’s exposure to interest rate risk relates primarily to the opportunity cost associated with fixed-rate obligations.  At December 29, 2002, the Company held a portfolio of marketable securities with an estimated fair value equal to $603,000, which consisted of non-investment grade corporate debt securities and a mortgage-backed security with carrying values of $540,000 and $63,000, respectively.

          Proceeds from sales or maturities of marketable securities for the year ended December 29, 2002 were $581,000.  There were no realized gains on such sales and maturities for the year ended December 29, 2002 and gross realized losses for the year ended December 29, 2002 were $133,000.  The mortgage-backed security has a maturity date of December 2021.  Kayne Anderson Capital Advisors, L.P. manages the Company’s investment portfolio (See Note 11).

          At December 30, 2001, investments available for sale consisted of the following (in thousands):

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$906	$117	$—	$1,023
Mortgage-backed securities	342	—	(161)	181

Total investments available for sale	$1,248	$117	$(161)	$1,204

          At December 30, 2001, the Company held a portfolio of marketable securities with an estimated fair value equal to $1,204,000, which consisted of non-investment grade corporate debt securities and a mortgage-backed security with carrying values of $1,023,000 and $181,000, respectively.

          Proceeds from sales or maturities of marketable securities for the year ended December 30, 2001 were $1,825,000.  There were no realized gains on such sales and maturities for the year ended December 30, 2001 and gross realized losses for the year ended December 30, 2001 were $34,000.

Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable and accrued and other current liabilities approximate the fair value because of the short-term nature of those instruments.  The Company’s long-term debt at December 29, 2002, consists of the Trust Preferred Securities and the long-term notes payable (see Note 4).  The fair value of the Trust Preferred Securities at December 29, 2002 and December 30, 2001 was approximately $47,589,000 and $47,341,000, respectively.  The carrying value of the Company’s Trust Preferred Securities at December 29, 2002 and December 30, 2001 was approximately $61,965,000.  The carrying value of the Company’s long-term notes payable was approximately $5,520,000 at December 29, 2002.  There were no long-term notes payable at December 30, 2001.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Repair Parts Inventory

          Repair parts inventory consist of machine parts used to maintain vending machines in operation and are stated at the lower of cost (moving weighted average) or market (replacement). Repair parts consist of operating components that are used to replace or refurbish components installed in vending machines, thereby maintaining the overall life of the vending machine at an estimated useful life of ten years.  These repair parts are either new or maintained in a like-new condition and used as a rotable pool to perform repair and replacement procedures when necessary.

Long-Lived Assets

          The Company evaluates and assesses its long-lived assets for impairment under the guidelines of FASB Statement No. 144 , Accounting for the Impairment or Disposal of Long-Lived Assets.

          The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets.

Property and Equipment and Depreciation

          The Company presents depreciation and amortization as a separate line in the consolidated statements of operations. This presentation is made to allow a clearer understanding of the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”).

          Property and equipment are recorded at cost and consist of the following (in thousands):

	December 29, 2002	December 30, 2001

Vending equipment	$104,562	$100,842
Equipment, furniture and fixtures	2,284	2,926
Leasehold improvements	69	63

	106,915	103,831
Less: Accumulated depreciation and amortization	(63,395)	(55,545)

	$43,520	$48,286

          Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Vending equipment	7 to 10 years
Equipment, furniture and fixtures	5 to 10 years
Leasehold improvements	Shorter of life or lease

          The Company’s vending equipment is depreciated to a 20% salvage value.  The salvage value is an estimate of the replacement value of the components expected to be recovered upon disposal of the machine.  When an original component is replaced, the replacement cost is expensed which results in a charge to income in an amount which approximates the depreciable costs of the components.  Costs associated with installing vending equipment are capitalized and depreciated over five years, which is the normal contractual period with the retailers.

          All maintenance, repair and refurbishment costs are charged to operations as incurred.  Additions and major improvements are capitalized.  Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment.  As of December 29, 2002 and December 30, 2001, there were no vending machines in the process of assembly.

Other Assets

          Other assets consist of prepaid contract rights and deferred financing costs.

          Prepaid contract rights consist of fees paid to retailers for future benefits associated with the ongoing placement of the Company’s vending equipment at those locations.  These fees are amortized over the life of the contract, generally ranging from three to five years.  For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, $2,391,000, $2,553,000 and $2,624,000, respectively, is included in depreciation and amortization.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          Deferred financing costs of $4,100,000 were incurred in connection with the Trust Preferred Securities discussed in Note 4 and are amortized over the period ending January 2028, the date of the mandatory redemption of the securities.

Segment and Geographic Reporting

          Glacier operates in a single business segment providing high quality, low priced drinking water dispensed to consumers through self-service vending machines and containers sold to retailers for re-sale.

Revenues

          The Company recognizes revenue as water is vended to customers.

Commission Expense

          Included in operating expenses are commission payments made to certain retailers based on a percentage of vending machine revenue. Commission expense for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 was $32,180,000, $27,602,000, and $27,038,000, respectively.  Prepaid commissions represent payments made to certain retailers based on a percentage of estimated monthly or quarterly vending machine revenues.  There were no prepaid commissions at December 29, 2002 compared to $65,000 at December 30, 2001.

Income Taxes

          Income taxes are accounted for using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

Recent Accounting Pronouncements

          In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.  This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill.  The Company has followed the requirements of this statement for business acquisitions made after June 30, 2001.

          In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized.

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

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company does not believe that implementation of SFAS No. 143 will have a material impact on the consolidated financial statements.

          In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121.  Though it retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, SFAS No. 144 provides additional implementation guidance.  SFAS No. 144 applies to long-lived assets to be held and used or to be disposed of, including assets under capital leases of lessees; assets subject to operating leases of lessors; and prepaid assets.  SFAS No. 144 also expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary.  This statement is effective for fiscal years beginning after December 15, 2001.  The Company adopted the statement effective December 31, 2001.  The Company’s adoption of SFAS No. 144 has not had a material impact on the consolidated financial statement.  The Company performed its annual review of impairment as of December 29, 2002.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, including rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary items, net of related income tax effect, and amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, although early adoption of the provisions related to the rescission of SFAS No. 4 is encouraged.  The Company does not expect adoption of this statement to have a material impact on the consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 will affect only the timing of the recognition of future restructuring costs.  This statement is effective prospectively for exit costs or disposal activities initiated after December 31, 2002.  The Company does not expect adoption of this statement to have a material impact on the consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements.

          In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees.   The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements.

Loss Per Common Share

          The Company computes and presents loss per share in accordance with FASB Statement No. 128, Earnings Per Share.  Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period.  Dilutive earnings per share are based upon the weighted average number of common shares outstanding and potentially dilutive securities during the period. In computing the net loss per share, the Company’s net loss is adjusted for preferred dividends to reflect the loss applicable to common stock.

          Potentially dilutive securities include shares issuable in connection with the convertible preferred stock and options granted under the Company’s stock option plans using the treasury stock method.  For fiscal 2002, 2001, and 2000, potentially dilutive securities were not used to calculate diluted loss per share because of their anti-dilutive effect.

2.  Acquisitions

          On February 8, 2002, Glacier acquired substantially all of the assets of Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation, (collectively, “Pure Fill”) for a purchase price of $6,064,000, including $640,000 which is payable in equal quarterly installments over four years.  The Company incurred transaction costs of $450,000. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition.  The allocation of fair values of assets and liabilities were based upon a third party appraisal.  The excess of purchase price over acquired net assets was $4,129,000 and is classified as goodwill.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          Intangible assets of $213,000, $230,000 and $280,000 were assigned to registered trademarks and patents, contracts, and a non-compete agreement, respectively (collectively, “Intangible Assets”).  For the year ended December 29, 2002, the Company recorded amortization of $195,000 related to the Intangible Assets.  The Intangible Assets are subject to amortization and have a weighted average useful life of approximately 4 years.  The Company estimates that amortization expense related to the Intangible Assets to be $214,000, $109,000, $99,000, $99,000 and $8,000 for the fiscal years 2003 thru 2007.

          A summary of the allocation of the purchase price is as follows (in thousands):

Total assets acquired:
Accounts receivable	$244
Repair parts inventory	71
Vending equipment	1,798
Vehicles	122
Intangibles	723
Goodwill	4,129

Total assets acquired	7,087
Total liabilities assumed:
Accounts payable and accrued liabilities	(1,023)
Note payable to Pure Fill	(640)

Purchase of Pure Fill, net of cash	$5,424

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

          The unaudited pro forma results for the fiscal year ended December 29, 2002 and December 30, 2001 are as follows (in thousands except share and per share data):

	Fiscal Year Ended

	December 29, 2002	December 30, 2001

Revenues	$72,159	$71,324
Net loss	$(2,731)	$(5,911)
Net loss applicable to common shares	$(2,859)	$(5,977)
Loss per share applicable to common stockholders:
Basic and diluted	$(1.01)	$(2.11)
Weighted average shares used in per share calculation:
Basic and diluted	2,843,217	2,834,474

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.  Supplementary Balance Sheet Information

Other Assets

          Other assets consist of the following (in thousands):

	December 29, 2002	December 30, 2001

Prepaid contract rights, net of accumulated amortization of $8,097 as of December 29, 2002 and $6,788 as of December 30, 2001	$2,532	$4,650
Deferred financing cost, net of accumulated amortization of $224 as of December 29, 2002 and $197 as of December 30, 2001	2,805	2,833
Other	137	231

	$5,474	$7,714

Accrued Liabilities

          Accrued liabilities consist of the following (in thousands):

	December 29, 2002	December 30, 2001

Accrued compensation, benefits and related taxes	$1,406	$782
Accrued income and other taxes	253	349
Accrued interest	260	247
Other accrued liabilities	340	546

	$2,259	$1,924

4.  Long-Term Debt and Line of Credit

          Company Obligated Mandatorily Redeemable Preferred Securities

          On January 27, 1998, Glacier Water Trust I (the “Trust”), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 105,154 common securities to the Company and completed a public offering of 3,400,000 of 9.0625% Cumulative Trust Preferred Securities with a liquidation amount of $25.00 per security (the “Trust Preferred Securities” and together with the common securities the “Trust Securities”).  The Trust exists for the sole purpose of issuing Trust Securities and purchasing Subordinated Debentures.  Concurrent with the issuance of such securities, the Trust invested the proceeds therefrom in an aggregate principal amount of $85,000,000 of 9.0625% Junior Subordinated Debentures (the “Subordinated Debentures”) issued by the Company.

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

          The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at the redemption price equal to the aggregate liquidation amount of the Securities plus any accumulated and unpaid distributions.  The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time after January 31, 2003.  The Company effectively provides a full and unconditional guarantee of the Trust’s obligations under the Trust Securities.

          The Company’s Board of Directors has authorized the purchase of up to 1,250,000 of the Trust Preferred Securities.  As of December 29, 2002, the Company had repurchased 921,400 of the Trust Preferred Securities at an average cost of $16.40 per share.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          The Company did not repurchase any shares of Trust Preferred Securities during fiscal year 2002.  The Company repurchased 400 shares in fiscal 2001 for a net extraordinary gain of $4,000 compared to a net extraordinary gain of $4,198,000 in fiscal 2000.  As of December 29, 2002, the Company has used $15,118,000 in cash to repurchase $23,035,000 face value of the Trust Preferred Securities less $1,098,000 of deferred financing costs.  The Company may continue to make such purchases from time to time in open market transactions or block trades.  There were 2,478,600 shares of the Trust Preferred Securities outstanding (other than shares held by the Company) as of December 29, 2002 and December 30, 2001, which had a carrying value of $61,965,000 and have a maturity date of January 31, 2028.  The Trust Preferred Securities are included in long-term debt.

          The Exchange Offer described in Item 6 provides holders of the Company’s Common Stock the opportunity to exchange their shares of Common Stock for up to 921,400 Trust Preferred Securities previously purchased by the Company.  The maximum number of shares of Common Stock that can be exchanged is 1,151,750 based on the ratio of eight-tenths of a Trust Preferred Security for each share of Common Stock.  If the participation in The Exchange Offer is for the maximum number of shares, the Company would incur additional annual interest expense of $2,088,000.

Line of Credit

          In connection with the Pure Fill acquisition, the Company entered into a new $10,000,000 credit facility with City National Bank on February 19, 2002.  The credit facility requires monthly interest payments at the bank’s prime rate plus 1.00% (5.25% per annum at December 29, 2002) on the $4,000,000 revolving credit portion and equal monthly principal payments plus monthly interest payments at the bank’s prime rate plus 1.50% (5.75% per annum at December 29, 2002) on the $6,000,000 term loan portion.  The City National Bank credit facility contains certain financial covenants with which the Company was in compliance at December 29, 2002, and Glacier pledged certain assets as collateral in connection with this facility.  In connection with the acquisition of the Pure Fill assets, funds managed by Kayne Anderson Capital Advisors, L.P. provided temporary funding of $6,300,000 to the Company until February 22, 2002.  The Company paid to Kayne Anderson Capital Advisors, L.P. interest of $12,000 at an interest rate consistent with the rates charged by City National Bank.  Glacier borrowed $6,000,000 on the term loan to repay the temporary funding to funds managed by Kayne Anderson Capital Advisors, L.P.  As of December 29, 2002, the Company had no amounts outstanding on the revolving credit facility and an outstanding balance of $5,000,000 under the term loan facility, see below.  The Pure Fill note is payable over 4 years in equal quarterly payments and as of December 29, 2002, had an outstanding balance of $520,000.  The City National Bank term loan and the Pure Fill note payable are included in long-term notes payable.

          On February 1, 2003, the Company replaced the term loan portion of the credit facility with City National Bank, which had an outstanding balance of $5,000,000 as of December 29, 2002, with a new revolving note with an original maximum borrowing of $4,800,000.  The credit availability on the new revolving note reduces by $300,000 every three months beginning May 1, 2003 until its maturity in February 2007.  When the maximum credit availability is borrowed, a minimum net cash payment of $1,200,000 will be required annually to reduce the revolving note to zero at maturity.  The new revolving note requires monthly interest payments at the Bank’s prime rate plus 1.50% (5.75% per annum at February 1, 2003).  The new revolving note and the original $4,000,000 revolving credit portion of the credit facility (which remains in effect) require a quarterly unused facility fee of 0.50% and 0.25%, respectively.

5.  Commitments and Contingencies

Leases

          The Company leases certain vehicles, warehouse and office facilities under non-cancelable operating leases that expire on various dates through 2007.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          Future minimum lease payments under non-cancelable operating leases with initial terms of one or more years are as follows (in thousands):

2003	$1,197
2004	646
2005	435
2006	258
2007	84
Thereafter	—

Total minimum lease payments	$2,620

          Total lease expense for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, was $1,688,000, $1,874,000, and $2,034,000, respectively.

Contingencies

          The Company is involved in various legal proceedings and claims arising in the ordinary course of business.  In December 2002, an action was brought against the Company alleging unlawful and fraudulent business practices and false advertising.  In the opinion of management, neither this claim nor any other pending or threatened litigation is expected to have a material effect on the Company’s consolidated financial position or results of operations.

6.  Income Taxes

Significant components of the benefit for income taxes are as follows (in thousands):

	Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Federal Income Taxes:
Current	$(379)	$—	$267
Deferred	(214)	—	(267)

Total Federal Income Taxes	(593)	—	—

State and Local Income Taxes:
Current	—	—	47
Deferred	—	—	(47)

Total State and Local Income Taxes	—	—	—

Total Income Tax Benefit	$(593)	$—	$—

          The $379,000 current income tax benefit in fiscal year 2002 is a result of an income tax refund received as a result of changes in the U.S Federal tax laws relating to operating loss carrybacks which allowed the Company to recover previously paid U.S. federal income taxes.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred tax liabilities and assets result from the following (in thousands):

	December 29, 2002	December 30, 2001

Deferred tax liabilities:
Property and equipment	$8,433	$9,196

Total deferred tax liabilities	8,433	9,196

Deferred tax assets:
Alternative minimum tax credit	(1,156)	(1,449)
Net operating loss	(10,460)	(8,949)
Manufacturer’s investment credit	(759)	(645)
Accruals and reserves	(1,202)	(2,208)
Other, net	(46)	—
Valuation allowance	5,190	4,269

Total deferred tax assets, net	(8,433)	(8,982)

Net deferred tax liabilities	$—	$214

          A valuation allowance has been recorded against the deferred tax assets due to uncertainties surrounding their realization.  The net deferred tax liability in the amount of $214,000 as of December 30, 2001, is included in accrued liabilities.

          The Company’s effective income tax rate differs from the federal statutory rate as follows:

	Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State and local taxes, net of federal benefit	(4.3)%	(4.0)%	(2.0)%
Benefit of alternative minimum tax net operating loss carryback	(6.7)%	—%	—%
Other, net	(2.8)%	(1.0)%	—%
Change in valuation allowance	29.1%	39.0%	36.0%

Effective rate	(18.7)%	—%	—%

          At December 29, 2002, the Company had federal and California income tax net operating loss carryforwards of $26,897,000 and $9,548,000, respectively, which will begin to expire in 2012 and 2003 for U.S. federal and state income tax purposes, respectively.

7.  Stockholders’ Equity

Preferred Stock

          The Company’s Certificate of Incorporation authorizes the issuance of 100,000 shares of preferred stock, par value $.01 per share.  The rights, preferences and privileges of the authorized shares may be established by the Board of Directors without further action by the holders of the Company’s common stock.

          During the quarter ended July 1, 2001, the Company issued 16,000 shares of Cumulative Redeemable Convertible Preferred Stock (the “Preferred Stock”), which resulted in an increase to stockholders’ equity of $1,600,000 excluding related issuance costs.  Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend (“Dividend”) at the rate of 8% per annum of the original purchase price of each share of Preferred Stock.  If any dividends are declared on the Common Stock, dividends will also be paid on the Preferred Stock on an as-converted basis.

          In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution, before any payment shall be made to holders of the common stock or any other class or series of stock of the Company ranking

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

junior to the Preferred Stock, an amount equal to $100.00 per share plus any accrued but unpaid Dividends (“Liquidation Amount”).  After payment of the Liquidation Amount, all of the remaining assets of the Company available for distribution shall be distributed ratably among holders of all preferred and common stock of the Company.

          The Preferred Stock may be redeemed at the election of the Company, for redemption prices equal to 103%, 102%, 101%, and 100% of the Liquidation Amount on or after the third, fourth, fifth, and sixth anniversary, respectively.  In addition, the Preferred Stock may be redeemed, at the election of the Company, at 100% of the Liquidation Amount if the closing price of the Company’s common stock remains at or above $19.00 for 10 consecutive trading days.  The Preferred Stock is convertible into shares of common stock computed by dividing the Liquidation Amount, with respect to the number of shares of Preferred Stock to be converted, by $9.50 per share.

          For the year ended December 29, 2002 and December 30, 2001, the Company recorded dividends associated with the Cumulative Redeemable Convertible Preferred Stock of $128,000 and $66,000, respectively.

Treasury Stock

          The Board of Directors has authorized the purchase of up to 750,000 shares of the Company’s common stock in the open market.  As of December 29, 2002, 603,726 shares had been repurchased under this program, and the Company was authorized to repurchase an additional 146,274 shares, approximately 5.1% of the Company’s total shares outstanding.

8.  Stock Option Plans

          The Company has options outstanding under two stock option plans, the 1992 Stock Option Plan, which was terminated in 1994, and the 1994 Stock Compensation Program (“the Program”).  The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized, since the exercise price of the option was not less than the market price of the stock on the date of grant.

          The Company has reserved 1,400,000 shares of common stock under the Program, which provides for the issuance of incentive and non-qualified stock options to key employees, including directors and consultants.  Incentive stock options are granted at no less than the fair market value on the date of the grant.  Non-qualified options may be granted at prices determined by the Board of Directors, but at no less than 85% of the fair market value on the date of the grant.  Options generally have a term of 10 years and become exercisable at a rate of 25% per annum.  Supplemental Options (“Supplemental Options”) granted to directors for their services in lieu of cash fees have a term of five years and become exercisable one year following the date of the grant.

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

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          A summary of the status of the Company’s stock option plans and activity is as follows:

	Shares	Weighted Avg. Exercise Price

Balance at January 2, 2000	626,380	$22.64
Granted	266,885	$13.03
Exercised	(6,000)	$11.50
Canceled	(123,306)	$23.62

Balance at December 31, 2000	763,959	$19.16
Granted	428,665	$7.98
Exercised	—	$—
Canceled	(237,890)	$21.35

Balance as of December 30, 2001	954,734	$13.60
Granted	99,300	$12.16
Exercised	(16,667)	$11.30
Canceled	(89,573)	$21.55

Exercisable at December 29, 2002	947,794	$12.78
Weighted average fair value of options granted		$4.79

          There are 27,200 options outstanding under the 1992 Stock Option Plan at December 29, 2002, all of which are exercisable, and have exercise prices between $11.25 and $13.63, with a weighted average exercise price of $11.62 and a weighted average remaining contractual life of three months.

          There are 920,594 options outstanding under the Program at December 29, 2002 with exercise prices between $7.55 and $31.25, with a weighted average exercise price of $12.81 and a weighted average remaining contractual life of five years.  At December 29, 2002, 560,209 of these options are exercisable, and their weighted average exercise price is $12.56.

          The following pro forma disclosures represent what the Company’s net loss and loss per common share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“FASB Statement No. 123”):

	Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Pro forma net loss (in thousands)	$(3,321)	$(6,921)	$(6,385)
Pro forma basic and diluted loss per common share	$(1.17)	$(2.44)	$(2.25)

          Because the method of accounting required under FASB Statement No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2002, 2001, and 2000, respectively: average risk-free interest rates of 1.7%, 4.8%, and 5.0%, no expected dividend yield; expected lives of eight years for regular options and five years for Deferral Options in all years; expected volatility of approximately 31% for fiscal year 2002 and 43% for fiscal 2001 and 28% for fiscal 2000.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.  Significant Customers

          The following table sets forth the customers, which represent ten percent or more of the Company’s total revenues in fiscal years 2002, 2001 and 2000, after the effect of any consolidations that occurred as a result of any acquisition or mergers by the retailers:

	Fiscal Year Ended

	December 29, 2002	December 30, 2001	December 31, 2000

Company A	12.54%	12.32%	10.58%
Company B	10.93%	12.02%	10.97%
Company C	10.73%	12.31%	11.92%

10.  Integration and Restructuring Costs

          On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation.   Costs necessary to integrate the assets of Glacier and Pure Fill that are expected to benefit future operations are expensed as integration costs after management has completed and approved the plans and associated costs.  As a result of integrating Pure Fill assets into Glacier Water’s operations, integration costs totaled $1,364,000 for the year ended December 29, 2002, and have been recognized as integration costs in the consolidated statement of operations.  Integration costs were principally for the removal and replacement, transportation and disposal of vending equipment.   There were no additional costs in connection with the integration.

          In the third quarter of fiscal 2000, the Company approved a plan to discontinue operations in Mexico.  As a result, the Company incurred non-recurring charges totaling $1,400,000 associated with the closure of its Mexico operation.  The non-recurring charges consisted of leasehold improvement write-offs of $545,000 related to the water stores and warehouse; impairment losses on the disposal of equipment and fixtures located in Mexico of  $338,000; severance costs of $83,000 related to the involuntary termination of 35 employees; lease termination costs of $42,000; building closures of $192,000; fees paid to advisors regarding actions to be taken in the restructuring of $117,000; and other direct costs associated with the exit plan of $83,000.  By the end of the third quarter of 2000, the closure of the Mexico operations was substantially complete.  There were no additional charges associated with the discontinuance of the operation in Mexico, and as of December 29, 2002 and December 30, 2001, there were no unpaid liabilities in the accompanying consolidated balance sheet.

11.  Related Party Transactions

          Kayne Anderson Capital Advisors, L.P. currently manages the Company’s investment portfolio.  Three board members are employed as senior executives of Kayne Anderson Capital Advisors, L.P. and are shareholders of the Company.  The Company incurred costs of $7,000, $13,000, and $44,000 in fiscal 2002, 2001, and 2000, respectively, to Kayne Anderson Capital Advisors, L.P. in connection with investment management fees.  In connection with the acquisition of the Pure Fill assets, funds managed by Kayne Anderson Capital Advisors, L.P. provided temporary funding of $6,300,000 to the Company until February 22, 2002.  The Company paid to funds managed by Kayne Anderson Capital Advisors, L.P. interest of $12,000 at an interest rate consistent with the rates charged by City National Bank (see Note 4).

12.  Subsequent Events

          On November 22, 2002, the Company announced its intention to give its common stockholders the opportunity to exchange their shares of Glacier Water Common Stock for Trust Preferred Securities issued by Glacier Water Trust I (“Trust Preferred Securities”).  The Exchange Offer commenced on February 26, 2003.  Pursuant to this Exchange Offer, each share of the Common Stock may be exchanged for eight-tenths of a Trust Preferred Security.  Each Trust Preferred Security has a liquidation value of $25.00 per share.  Holders of the Common Stock have until April 11, 2003 to tender their shares for exchange, at which time, the offer expires.  The Trust Preferred Securities to be delivered in

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

exchange for the Common Stock were issued as part of an original issuance of 3,400,000 Trust Preferred Securities, which were sold in an underwritten public offering in January 1998 at $25.00 per Trust Preferred Security.  The maximum number of shares of Common Stock that may be exchanged is 1,151,750.

13.  Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except shares and per share amounts)
Year Ended December 29, 2002:
Net revenues	$15,409	$18,440	$20,720	$16,460
Income (loss) from operations	(1,006)	914	2,558	356
Net income (loss)	(2,115)	(582)	1,073	(949)
Basic and diluted earnings (loss) per share:
Net income (loss)	$(.75)	$(.21)	$.38	$(.33)
Weighted average shares	2,834,474	2,834,474	2,834,474	2,849,344
Year Ended December 30, 2001:
Net revenues	$13,440	$15,473	$17,248	$14,184
Income (loss) from operations	(574)	465	1,446	(1,069)
Income (loss) before extraordinary gain	(2,021)	(990)	21	(2,508)
Gain on early extinguishment of debt	4	—	—	—
Net income (loss)	(2,017)	(990)	21	(2,508)
Basic and diluted loss per share:
Loss before extraordinary gain	$(.71)	$(.35)	$—	$(.88)
Extraordinary gain	—	—	—	—
Net loss	$(.71)	$(.35)	$—	$(.88)
Weighted average shares	2,834,474	2,834,474	2,834,474	2,834,474
Year Ended December 31, 2000:
Net revenues	$12,785	$15,939	$17,214	$13,238
Income (loss) from operations	(833)	231	(485)	(523)
Loss before extraordinary gain	(2,376)	(1,252)	(1,900)	(4,668)
Gain on early extinguishment of debt	1,073	460	318	2,347
Net loss	(1,303)	(792)	(1,582)	(2,321)
Basic and diluted loss per share:
Loss before extraordinary gain	$(.84)	$(.44)	$(.67)	$(1.65)
Extraordinary gain	.38	.16	.11	.83
Net loss	$(.46)	$(.28)	$(.56)	$(.82)
Weighted average shares	2,834,174	2,843,965	2,840,174	2,838,545

          On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation.  As a result of the purchase, the Company incurred non-recurring costs of $475,000 and $889,000 during the second and third quarters of fiscal year 2002, respectively, for a total of $1,364,000 associated with the integration of Pure Fill operations.  Refer to Note 10, Integration and Restructuring Costs, for more detail.

          During the third quarter of fiscal 2000, the Company discontinued operations in Mexico. As a result, the Company incurred non-recurring charges totaling $1,400,000 associated with the closure of its Mexico operation.  Refer to Note 10, Integration and Restructuring Costs, for more detail.

INDEX TO EXHIBITS

Exhibit No.

3.1	Certificate of Incorporation Registrant (i.)

3.2	Bylaws of Registrant (i.)

3.3	Certificate of Designation, Preferences and Rights of Redeemable Convertible Preferred Stock of Glacier Water Services, Inc. dated June 18, 2001 (xiv.)

4.1	Specimen Stock Certificate of Registrant (i.)

4.2	Junior Subordinated Indenture between Glacier Water Services, Inc. and Wilmington Trust Company as Indenture Trustees, dated January 28, 1997 (xiv.)

4.3	Officers’ Certificate of Company Order executed by Glacier Water Services, Inc., dated January 27, 1998 (xiv.)

4.4	Certificate of Trust of Glacier Water Trust I, dated November 13, 1997 (xiii.)

4.5	Trust Agreement of Glacier Water Trust I, dated November 13, 1997 (xiii.)

4.5.1	Amended and Restated Trust Agreement of Glacier Water Trust I, dated January 27, 1998 (xiv.)

4.6	Trust Preferred Certificate of Glacier Water Trust I (xiv.)

4.7	Common Securities Certificate of Glacier Water Trust I (xiv.)

4.8	Guarantee Agreement between Glacier Water Services, Inc. and Wilmington Trust Company, as Trustee, dated January 27, 1998 (xiv.)

4.9	Agreement as to Expenses and Liabilities between Glacier Water Services, Inc. and Glacier Water Trust I, dated January 27, 1998 (xiv.)

4.10	Junior Subordinated Deferrable Interest Debenture of Glacier Water Services, Inc. (xiv.)

10.1	Amended and Restated 1992 Stock Incentive Plan (ii.)

10.2	Form of Indemnification Agreement with Officers and Directors (i.)

10.3	1994 Stock Compensation Plan (iii.)

10.3.1	Amendment No. 1 to 1994 Stock Compensation Plan (v.) dated June 6, 1996

10.3.2	Amendment No. 2 to 1994 Stock Compensation Plan (v.) dated September 17, 1996

10.3.3	Amendment No. 3 to 1994 Stock Compensation Plan (vi.) dated June 3, 1997

10.3.4	Amendment No. 4 to 1994 Stock Compensation Plan (vii.) Dated June 9, 1998

10.3.5	Amendment No. 5 to 1994 Stock Compensation Plan (viii.) Dated June 2, 1999

10.3.6	Amendment No. 6 to 1994 Stock Compensation Plan (viv.) Dated June 6, 2000

10.3.7	Amendment No. 7 to 1994 Stock Compensation Plan (x.) dated June 5, 2001

10.3.8	Amendment No. 8 to 1994 Stock Compensation Plan (xi.) dated May 1, 2002

10.3.9	Amendment No. 9 to 1994 Stock Compensation Plan (xii.) Dated July 11, 2002

10.4	City National Bank Loan Agreements dated February 19, 2002

10.4.1	City National Bank Loan Agreements dated February 1, 2003

21.1	Subsidiaries of the Glacier Water Services, Inc.

23.1	Consent of KPMG LLP, Independent Auditors

23.2	Consent of Arthur Andersen LLP, Independent Public Accountants

99.1	Certification of Brian H. McInerney, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of W. David Walters, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(i.)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 33-45360) amendments thereto.

(ii.)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File Number 33-61942) filed April 30, 1993.

(iii.)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File Number 33-80016) filed June 8, 1994.

(iv.)	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting held on June 2, 1993.

(v.)	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting held on June 6, 1995.

(vi.)	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting held on June 3, 1997.

(vii.)	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting held on June 9, 1998.

(viii.)	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting held on June 2, 1999.

(ix.)	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting held on June 6, 2000.

(x.)	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting held on June 5, 2001.

(xi.)	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting held on May 1, 2002.

(xii.)	Incorporated by reference to the Company’s Proxy Statement for the Annual Meeting held on July 11, 2002.

(xiii.)	Incorporated by reference to the Company’s Proxy Registration Statement on Form S-2 (File Number 333-40335) filed January 22, 1998.

(xiv.)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 4, 1998.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLACIER WATER SERVICES, INC.

By:	/s/

Brian H. McInerney
President and Chief Executive Officer

By:	/s/

W. David Walters
Senior Vice President, Chief Financial Officer

Date:     February 13, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 13, 2003.

Signature	Title

Principal Executive Officer:

/s/
President and Chief Executive Officer
Brian H. McInerney

/s/
Chairman of the Board and Director
Charles A. Norris

/s/
Director
William A. Armstrong

/s/
Director
William G. Bell

/s/
Director
Richard A. Kayne

/s/
Director
Peter H. Neuwirth

/s/
Director
Scott H. Shlecter

/s/
Director
Robert V. Sinnott

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Brian H. McInerney, certify that:

1)	I have reviewed this report on Form 10-K of Glacier Water Services, Inc.

2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within the 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor’s any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or othe employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: February 13, 2003	By:	/s/ BRIAN H. MCINERNEY
Brian H. McInerney President and Chief Executive Officer

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

(Continued)

I, W. David Walters, certify that:

1)	I have reviewed this report on Form 10-K of Glacier Water Services, Inc.

2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within the 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors (or persons performing the equivalent function);

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

6)	The registrant’s other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: February 13, 2003	By:	/s/ W. DAVID WALTERS
W. David Walters Senior Vice President, Chief Financial Officer