Form 10-Q
period 2003-03-30
GLACIER WATER SERVICES INC
filed 2003-05-14
CIK 883505

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

YES ☒	NO ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

          Indicate the number of shares outstanding of each of issuer’s class of common stock as of the latest practicable date: 1,910,753 shares of common stock, $.01 par value, outstanding at April 30, 2003.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
GLACIER WATER SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 30, 2003	December 29, 2002 *

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,720	$7,308
Investments, available-for-sale	568	603
Accounts receivable, net of allowance for doubtful accounts of $206 and $94 as of March 30, 2003 and December 29, 2002, respectively	1,726	1,593
Repair parts inventory	2,642	2,616
Prepaid expenses and other	830	954

Total current assets	8,486	13,074
Property and equipment, net	42,025	43,520
Goodwill	4,129	4,129
Intangible assets, net	474	527
Other assets	4,936	5,474

Total assets	$60,050	$66,724

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$868	$981
Accrued commissions	2,545	2,265
Accrued liabilities	1,164	2,259
Current portion of long-term notes payable	160	1,360

Total current liabilities	4,737	6,865
Long-term debt	61,965	61,965
Long-term notes payable	320	4,160

Total liabilities	67,022	72,990
Commitments and Contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; liquidation preference $100 per share; 8% cumulative redeemable convertible; 100,000 shares authorized, 16,000 issued and outstanding at March 30, 2003 and December 29, 2002	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 2,878,383 and 2,851,141 shares issued and outstanding at March 30, 2003 and December 29, 2002, respectively	35	35
Additional paid-in capital	17,979	17,776
Accumulated deficit	(10,230)	(9,294)
Treasury stock, at cost, 603,726 shares	(14,852)	(14,852)
Accumulated other comprehensive income	96	69

Total stockholders’ equity (deficit)	(6,972)	(6,266)

Total liabilities and stockholders’ equity (deficit)	$60,050	$66,724

*Amounts derived from audited information

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended

	March 30, 2003	March 31, 2002

Revenues	$16,533	$15,409
Operating costs and expenses:
Operating expenses	10,670	9,985
Selling, general and administrative expenses	2,364	2,428
Depreciation and amortization	2,961	3,114
Integration and restructuring costs	—	889

Total operating costs and expenses	15,995	16,416

Income (loss) from operations	538	(1,007)
Other expenses:
Interest expense	1,450	1,461
Investment expense	24	17

Total other expenses	1,474	1,478

Loss before income taxes	(936)	(2,485)
Income tax benefit	—	(370)

Net loss	(936)	(2,115)
Preferred stock dividends	32	32

Net loss applicable to common stockholders	$(968)	$(2,147)

Basic and diluted loss per share:
Net loss	$(0.33)	$(0.75)
Preferred dividends	(0.01)	(0.01)

Net loss applicable to common stockholders	$(0.34)	$(0.76)

Weighted average shares used in calculation	2,857,293	2,834,474

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Three Months Ended

	March 30, 2003	March 31, 2002

Net loss	$(936)	$(2,115)

Unrealized gain on securities:
Unrealized holding gain arising during the period	77	146
Less: reclassification adjustment for net realized losses included in net loss	50	65

Net unrealized gain	27	81

Comprehensive loss	$(909)	$(2,034)

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended

	March 30, 2003	March 31, 2002

Cash flow from operating activities:
Net loss	$(936)	$(2,115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,961	3,114
Loss on disposal of assets	4	31
Net realized loss on sales of investments	50	65
Change in operating assets and liabilities:
Accounts receivable	(133)	(142)
Income tax receivable	—	(370)
Repair parts inventory	(26)	110
Prepaid expenses and other	74	300
Other assets	32	(8)
Accounts payable, accrued commissions and accrued liabilities	(928)	(307)

Net cash provided by operating activities	1,098	678

Cash flows from investing activities:
Capital expenditures	(861)	(675)
Purchase of Pure Fill, net of cash	—	(5,424)
Proceeds from maturities of investments	12	34

Net cash used in investing activities	(849)	(6,065)

Cash flows from financing activities:
Dividends paid	(32)	(32)
Principal payments on line of credit and long term notes payable	(5,040)	(100)
Proceeds from long-term notes payable	—	6,000
Proceeds from issuance of stock	235	—

Net cash (used in) provided by financing activities	(4,837)	5,868

Net (decrease) increase in cash and cash equivalent	(4,588)	481
Cash and cash equivalents, beginning of period	7,308	1,536

Cash and cash equivalents, end of period	$2,720	$2,017

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of cash flow information:

	Three Months Ended

	March 30, 2003	March 31, 2002

Cash paid for interest	$1,467	$1,404

Cash paid for income taxes	$—	$3

Investing and financing activity:
Total assets acquired:
Accounts receivable	$—	$244
Repair parts inventory	—	71
Vending equipment	—	1,798
Vehicles	—	122
Intangibles	—	723
Goodwill	—	4,129

Total assets acquired	—	7,087
Total liabilities assumed:
Accounts payable and accrued liabilities	—	(1,023)
Note payable to Pure Fill	—	(640)

Purchase of Pure Fill, net of cash	$—	$5,424

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2003
(unaudited)

1.     Basis of Presentation

                    In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all subsidiaries on a consolidated basis and all adjustments (consisting only of normal consolidating and eliminating entries and recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of their operations and their cash flows for the three-month periods ended March 30, 2003 and March 31, 2002. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Results of operations for the three-month period ended March 30, 2003 are not necessarily indicative of results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

                    Reclassifications

                    Certain prior period amounts have been reclassified to conform to the current presentation.

2.     Stock Option Plans

                    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and are contained herein.

                    The Company has options outstanding under two stock option plans, the 1992 Stock Option Plan, which was terminated in 1994, and the 1994 Stock Compensation Program (“the Program”).  The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized, since the exercise prices of the options granted were not less than the market prices of the stock on the dates of grant.

                    The following pro forma disclosures represent what the Company’s net loss and loss per common share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 30, 2003
(unaudited)

	Three Months Ended

	March 30, 2003	March 31, 2002

	(in thousands)
Net loss, as reported	$(936)	$(2,115)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(181)	(343)

Pro forma net loss	$(1,117)	$(2,458)

Loss per common share:
Basic and diluted – as reported	$(0.34)	$(0.76)

Basic and diluted - pro forma	$(0.39)	$(0.87)

3.     Investments

          Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase based on management’s intent and re-evaluate such designation as of each balance sheet date.  The Company considers all investments as available for use in its current operations, and therefore, classifies them as short-term, available-for-sale investments.  Available-for-sale investments are stated at fair value, with net unrealized gains or losses, if any, reported as a separate component of stockholders’ equity (deficit).  Realized gains or losses from the sale of investments, interest income, and dividends are included in investment expense in the accompanying statements of operations.  Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management’s determination that an investment’s impairment is considered to be other than temporary.  The cost of securities sold is based on the specific identification method.

          At March 30, 2003, short-term investments consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$423	$117	$—	$540
Mortgage backed securities	49	—	(21)	28

Total debt securities	$472	$117	$(21)	$568

          The Company’s primary market risk exposure is interest rate risk.  The Company’s exposure to interest rate risk relates primarily to the opportunity cost associated with fixed-rate obligations.  At March 30, 2003, the Company held a portfolio of marketable securities with an estimated fair value equal to $568,000, which consisted of non-investment grade corporate debt securities and a mortgage-backed security with carrying values of $540,000 and $28,000, respectively.

          Proceeds from sales or maturities of marketable securities for the three-months ended March 30, 2003 were $12,000.  There were no realized gains on such sales and maturities for the three-months ended March 30, 2003 and gross realized losses for the three-months ended March 30, 2003 were

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 30, 2003
(unaudited)

$50,000.  The mortgage-backed security has a maturity date of December 2021.  The Company’s investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party.

          For the quarter ended March 30, 2003, the Company incurred net investment expense totaling $24,000, which consisted of management fees of $1,000, investment earnings of $27,000, and net realized losses on the maturities of investments of  $50,000, compared to net investment expense totaling $17,000 which consisted of management fees of $1,000, investment earnings of $49,000, and net realized losses on the sale or maturities of investments of $65,000 for the same period last year.

          At December 29, 2002, investments available-for-sale consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$423	$117	$—	$540
Mortgage backed securities	111	—	(48)	63

Total debt securities	$534	$117	$(48)	$603

4.     Acquisition

          On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation (collectively, “Pure Fill”), for a purchase price of $6,064,000, including $640,000 which is payable in equal quarterly installments over four years.  The Company incurred transaction costs of $450,000.  The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition.  The allocation of fair values of assets and liabilities were based upon a third party appraisal.  The excess of purchase price over acquired net assets was $4,129,000 and is classified as goodwill.

          Intangible assets of $213,000, $230,000 and $280,000 were assigned to registered trademarks and patents, contracts, and a non-compete agreement, respectively (collectively, “Intangible Assets”).  For the quarter ended March 30, 2003, the Company recorded amortization of $53,000 related to the Intangible Assets compared to $35,000 for the quarter ended March 31, 2002.  The Intangible Assets are subject to amortization and have a weighted average useful life of approximately 4 years.

          On February 8, 2002, Glacier acquired substantially all of the assets of Pure Fill. Costs necessary to integrate the assets of Glacier and Pure Fill that were expected to benefit future operations were expensed as integration costs after management completed and approved the plans and associated costs.  As a result of integrating Pure Fill assets into Glacier Water’s operations, integration costs totaled $889,000 for the quarter ended March 31, 2002, and have been recognized as integration costs in the consolidated statement of operations.  Integration costs were principally for the removal and replacement, as well as the transportation and disposal of vending equipment.

5.     Long-Term Debt and Line of Credit

          Company Obligated Mandatorily Redeemable Preferred Securities

          On January 27, 1998, Glacier Water Trust I (the “Trust”), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 105,154 common securities to the Company and completed a public offering of 3,400,000 of 9.0625% Cumulative Trust Preferred

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 30, 2003
(unaudited)

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

          The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at the redemption price equal to the aggregate liquidation amount of the Securities plus any accumulated and unpaid distributions.  The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time after January 31, 2003.  The Company has not redeemed any Securities as of March 30, 2003.  The Company effectively provides a full and unconditional guarantee of the Trust’s obligations under the Trust Securities.

          The Company’s Board of Directors has authorized the Company to purchase up to 1,250,000 shares of the 9.0625% Trust Preferred Securities issued by the Trust, and guaranteed by the Company.  As of March 30, 2003, the Company had repurchased 921,400 Trust Preferred Securities at a cost of $15,118,000, at an average cost of $16.40 per security, effectively temporarily retiring $23,035,000 of the Trust Preferred Securities.  As of March 30, 2003 there were 2,478,600 Trust Preferred Securities outstanding (other than the Trust Preferred Securities held by the Company), which had a carrying value of $61,965,000 and have a maturity date of January 31, 2028.  All Trust Preferred Securities, other than those held by the Company, are included in long-term debt.

          Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, 983,880 shares of Common Stock were exchanged for a total of 787,105 Trust Preferred Securities at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security.  Each Trust Preferred Security has a liquidation value of $25.00 per share.  The Exchange Offer increased long-term debt by approximately $19,678,000.  The Company will incur additional annual interest of approximately $1,783,000 in connection with the newly exchanged Trust Preferred Securities.  On a proforma basis, as if the transaction had occurred on January 1, 2003, the additional interest expense associated with newly exchanged Trust Preferred Securities would have increased stockholders’ deficit and net loss applicable to common stockholders by approximately $446,000 and basic and diluted loss per share by $0.16, respectively, for the quarter ended March 30, 2003.

Line of Credit

          The Company’s primary sources of liquidity and capital resources are cash and investments, cash flows from operations and funds available under the Company’s credit facility.  In connection with the Pure Fill acquisition, the Company entered into a $10,000,000 credit facility with City National Bank on February 19, 2002.  The $10,000,000 credit facility consisted of a $4,000,000 revolving credit portion and a $6,000,000 term portion. On February 1, 2003, the Company restructured the term portion, which had an outstanding balance of $4,800,000 as of that date.  The

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 30, 2003
(unaudited)

term portion was canceled and replaced with a new revolving note. The credit availability on the new revolving note is reduced by $300,000 every three months beginning May 1, 2003 until its maturity in February 2007.  The credit facility contains certain customary financial covenants, which restrict indebtedness and capital expenditures.  The Company was in compliance at March 30, 2003 with all such covenants.  The Company pledged certain assets such as repair parts inventory and equipment as collateral for its obligations under the new credit facility.  The new revolving note requires monthly interest payments at the Bank’s prime rate plus 1.50% (5.75% per annum at March 30, 2003). The original $4,000,000 revolving credit portion of the credit facility (which remains in effect) requires monthly interest payments at the Bank’s prime rate plus 1.00% (5.25% per annum at March 30, 2003). The new revolving note and the original $4,000,000 revolving credit portion of the credit facility require a quarterly unused facility fee of 0.50% per annum and 0.25% per annum, respectively.  During the quarter ended March 30, 2003, the Company repaid the new revolving note and as of March 30, 2003, there were no amounts outstanding on either the new revolving note or the original $4,000,000 revolving credit portion of the credit facility.  Availability under the new revolving note and the original $4,000,000 revolving credit portion of the credit facility was $4,800,000 and $4,000,000, respectively, for a total of $8,800,000 as of March 30, 2003.

6.     8% Cumulative Redeemable Convertible Preferred Stock

          During the quarter ended July 1, 2001, the Company issued 16,000 shares of Glacier Water Cumulative Redeemable Convertible Preferred Stock (the “Preferred Stock”), which resulted in an increase to stockholders’ equity of $1,600,000.  Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend (“Dividend”) at the rate of 8% per annum of the original purchase price of each share of Preferred Stock.  If the Company declares dividends or other distributions on the common stock, such distributions shall also be paid on the Preferred Stock on an as-converted basis.

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

          For both the three-month periods ended March 30, 2003 and March 31, 2002, the Company accrued and declared dividends associated with the Cumulative Redeemable Convertible Preferred Stock of $32,000.

7.      Income Taxes

          As a result of changes in the U.S. federal tax laws during the quarter ended March 31, 2002, relating to operating loss carrybacks, the Company recorded an income tax receivable of $370,000 related to its ability to carryback additional net operating losses and recover previously paid U.S. federal income taxes during the quarter ended March 31, 2002.  This receivable was received prior to the year ended December 29, 2002.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

          Currently operating in 37 states, the Company continually pursues opportunities to expand its presence in existing markets as well as new high potential markets.  Additionally, the Company continually explores opportunities to implement technology to improve efficiency of servicing the vending machines to lower its operating costs.  The Company continues to monitor selling, general and administrative expenses and reduce costs where possible.

          From time to time, the Company explores acquisition opportunities that will strengthen the Company and improve its operating results.  On February 8, 2002, Glacier acquired substantially all of the assets of Pure Fill (see Note 4).  Immediately after the acquisition, Glacier integrated the Pure Fill assets into the Glacier operations.

Revenues

          Revenues for the quarter ended March 30, 2003, increased $1,124,000 or 7.3% to $16,533,000 from $15,409,000 for the first quarter a year ago.  Revenues increased 2.4% due to volume increases, and 4.9% due to increases in the average price per gallon of water sold during fiscal 2003 compared to 2002.  The number of machines in operation remained relatively constant at approximately 14,000 as of March 30, 2003 and March 31, 2002.  As of March 30, 2003, the Company had approximately 2,600 in-store machines and approximately 11,400 outside machines in operation in 37 states.

Costs and Expenses

          Operating expenses, excluding depreciation and amortization, for the quarter ended March 30, 2003 increased to $10,670,000, or 64.5% of revenues, compared to $9,985,000, or 64.8%, of revenues for the same period last year.  The increase in operating expenses for the three-month period ended March 30, 2003 was due to higher servicing costs due to the increased revenues.

          Depreciation and amortization expense was $2,961,000 for the quarter ended March 30, 2003, compared to $3,114,000 for the same period last year.  The decrease in depreciation and amortization expense was due to assets becoming depreciated or amortized to the full amount under the Company’s accounting policy, offset by the addition of the Pure Fill assets acquired.

          SG&A expenses for the quarter ended March 30, 2003 decreased slightly to $2,364,000, or 14.3% of revenues, compared to $2,428,000, or 15.8% of revenues for the same period last year.  The decrease in SG&A expenses as a percentage of revenues for the quarter ended March 30, 2003 was the result of SG&A expenses remaining relatively constant even though revenues increased.

          Last year during the quarter ended March 31, 2002 in connection with the Pure Fill acquisition, the Company incurred integration and restructuring costs of $889,000 (see “Acquisition”).

          Interest expense decreased slightly to $1,450,000, for the quarter ended March 30, 2003, compared to $1,461,000 for the same period last year.  The decrease was due to the repayment of all outstanding amounts under the bank credit facility on February 20, 2003, resulting in lower average daily outstanding amounts this year compared to the same period last year.  Interest expense will increase in 2003 as a result of the newly exchanged Trust Preferred Securities (see “Liquidity and Capital Resources” and Note 5).

          Investment expense for the quarter ended March 30, 2003, was $24,000 compared to $17,000 for the same period last year.  The net investment expense totaling $24,000, consisted of management fees of $1,000, investment earnings of $27,000, and net realized losses on the maturities of investments of $50,000.  This compares to prior year net investment expense totaling $17,000, which consisted of management fees of $1,000, investment earnings of $49,000, and a net realized loss on the sale or maturities of investments of $65,000.

          As a result of changes in the U.S. federal tax laws during the quarter ended March 31, 2002, relating to operating loss carrybacks, the Company recorded an income tax receivable of $370,000 related to its ability to carryback additional net operating losses and recover previously paid U.S. federal income taxes during the quarter ended March 31, 2002.

          During fiscal 2001, the Company issued 16,000 shares of 8% Glacier Water Cumulative Redeemable Convertible Preferred Stock (the “Preferred Stock”).  Dividends of $32,000 have been accrued on the Preferred Stock as of March 30, 2003 and will reduce any amounts available to the common stockholders.

          As a result of the foregoing, the Company incurred a loss applicable to common stockholders of $968,000 for the quarter ended March 30, 2003 compared to $2,147,000 for the same period last year.

Liquidity and Capital Resources

          The Company’s primary sources of liquidity and capital resources are cash and investments, cash flows from operations and funds available under the Company’s credit facility.  In connection with the Pure Fill acquisition, the Company entered into a $10,000,000 credit facility with City National Bank on February 19, 2002.  The $10,000,000 credit facility consisted of a $4,000,000 revolving credit portion and a $6,000,000 term portion.  On February 1, 2003, the Company restructured the term portion, which had an outstanding balance of $4,800,000 as of that date.  The term portion was canceled and replaced with a new revolving note with a maximum availability of $4,800,000.  The credit availability on the new revolving note is reduced by $300,000 every three months beginning May 1, 2003 until its maturity in February 2007.  The credit facility contains certain customary financial covenants, which restrict indebtedness and capital expenditures.  The Company was in compliance at March 30, 2003 with all such covenants.  The Company pledged certain assets such as repair parts inventory and equipment as collateral for its obligations under the new credit facility.  The new revolving note requires monthly interest payments at the Bank’s prime rate plus 1.50% (5.75% per annum at March 30, 2003). The original $4,000,000 revolving credit portion of the credit facility (which remains in effect) requires monthly interest payments at the Bank’s prime rate plus 1.00% (5.25% per annum at March 30, 2003). The new revolving note and the original $4,000,000 revolving credit portion of the credit facility require a quarterly unused facility fee of 0.50% per annum and 0.25% per annum, respectively.  During the quarter ended March 30, 2003, the Company repaid the new revolving note and as of March 30, 2003, there were no amounts outstanding on either the new revolving note or the original $4,000,000 revolving credit portion of the credit facility.  Availability under the new revolving note and the original $4,000,000 revolving credit portion of the credit facility was $4,800,000 and $4,000,000, respectively, for a total of $8,800,000.

          At March 30, 2003, the Company had cash and cash equivalents and marketable securities of $3,288,000 and net working capital of $3,749,000.  Net cash provided by operating activities was $1,098,000; net cash used in investing activities was $849,000; and net cash used in financing activities was $4,837,000 for the three-month period ended March 30, 2003.  The Company’s stockholders’ equity as of March 30, 2003 was a negative $6,972,000, which amount continues to be below the continued listing guidelines.  Accordingly, it is possible that the American Stock Exchange could take action to delist the Company’s stock.

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

          Beginning in August 1999, the Company’s Board of Directors authorized the Company to purchase 1,250,000 shares of the 9.0625% Trust Preferred Securities issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, and guaranteed by the Company (the “Trust Preferred Securities”).  As of March 30, 2003, the cumulative number of repurchased Trust Preferred Securities totaled 921,400.  The Company did not repurchase any Trust Preferred Securities during the three-month periods ended March 30, 2003 and March 31, 2002.  As of March 30, 2003, there were 2,478,600 Trust Preferred Securities outstanding (other than those held by the Company), which had a carrying value of $61,965,000 and have a maturity date of January 31, 2028.  All Trust Preferred Securities, other than those held by the Company, are included in long-term debt.

          Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, 983,880 shares of Common Stock were exchanged for a total of 787,105 Trust Preferred Securities at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security.  Each Trust Preferred Security has a liquidation value of $25.00 per share.  The Exchange Offer increased long-term debt by approximately $19,678,000.  The Company will incur additional annual interest of approximately $1,783,000 in connection with the newly exchanged Trust Preferred Securities.  On a proforma basis, as if the transaction had occurred on January 1, 2003, the additional interest expense associated with newly exchanged Trust Preferred Securities would have increased stockholders’ deficit and net loss applicable to common stockholders by approximately $446,000 and basic and diluted loss per share by $0.16, respectively, for the quarter ended March 30, 2003.

Acquisition

          On February 8, 2002, Glacier acquired substantially all of the assets of Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation (collectively, “Pure Fill”), for a purchase price of $6,064,000, including $640,000 which is payable in equal quarterly installments over four years.  The Company incurred transaction costs of $450,000. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition.  The allocation of fair values of assets and liabilities were based upon a third party appraisal.  The excess of purchase price over acquired net assets was $4,129,000 and is classified as goodwill.

          Costs associated with the restructuring of existing Glacier operations and costs necessary to integrate the assets of Glacier and Pure Fill that were expected to benefit future operations were expensed as integration and restructuring costs after management completed and approved the restructuring plans and associated costs.  Integration costs totaled $889,000 for the three-month period ended March 31, 2002 and have been recognized as integration and restructuring costs in the consolidated statement of operations.

Recent Accounting Developments

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  The implementation of SFAS No. 143 did not have a material impact on the consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, including rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary items, net of related income tax effect, and amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, although early adoption of the provisions related to the rescission of SFAS No. 4 is encouraged.  The adoption of this statement did not have a material impact on the consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 will affect only the timing of the recognition of future restructuring costs.  This statement is effective prospectively for exit costs or disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a material impact on the consolidated financial statements.

          In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,which clarifies disclosure and recognition/measurement requirements related to certain guarantees.   The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

          The Company’s primary market risk exposure is interest rate risk. The Company’s outstanding bank debt is tied to the bank’s prime lending rate and as such, the Company is at risk due to increases in market rates.  A ten percent change in the bank’s lending rate would have the potential of increasing the interest on the expected average outstanding borrowings of the bank debt and impacting the future earning of the Company by less than $27,000 annually.  The Company’s exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations associated with the Trust Preferred Securities.  The Company believes that the fixed rate represents the Company’s long-term market rate.  Therefore, there is no significant opportunity cost associated with the fixed rate.  At March 30, 2003, the Company held a portfolio of marketable securities consisting entirely of debt instruments available-for-sale with an estimated fair value equal to $568,000.  As of March 30, 2003, the Company held no convertible debt securities or equity securities available-for-sale.  The Company’s entire portfolio is invested by Kayne Anderson Capital Advisors, L.P., a related party, primarily in fixed-rate corporate bonds and mortgage-backed securities.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

          Glacier is the defendant in an action brought by the Environmental Law Foundation (“ELF”) in December 2002 in California Superior Court.  The complaint in this action claims that some of Glacier’s machines failed to remove chemical byproducts of the chlorination process found in the source municipal water to the maximum level specified in a California statute and accordingly alleges that Glacier is engaging in unlawful and fraudulent business practices and false advertising.  The complaint does not allege any claims based on the safety of Glacier’s water.  The complaint seeks injunctive relief and repayment of unspecified amounts to customers.  Glacier has been notified by the City of Los Angeles (the “City”) that it is considering bringing a similar action.  Glacier has discussed the matter jointly with ELF and the City.  In connection with those discussions, Glacier is seeking to clarify and evaluate an initial offer to resolve the concerns of ELF and the City.  Glacier anticipates that it will continue with ELF and the City towards a mutually acceptable resolution of the matter.  Such resolution may involve the payment of money and other expenses, but Glacier does not believe this will materially impact its business or financial condition.  In the absence of a consensual resolution, Glacier intends to vigorously defend against all such claims and does not believe that it will have any material liability in connection with any such action.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

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

Date: May 3, 2003	By:	/s/ BRIAN H. MCINERNEY

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

Date: May 3, 2003	By:	/s/ W. DAVID WALTERS

W. David Walters Senior Vice President and Chief Financial Officer