Form 10-Q
period 2003-06-29
GLACIER WATER SERVICES INC
filed 2003-08-13
CIK 883505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 29, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 1-11012

GLACIER WATER SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0493559 (I.R.S. Employer Identification No.)

2651 La Mirada Drive, Suite 100, Vista, California (Address of principal executive offices)	92081 (Zip Code)

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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of issuer’s class of common stock as of the latest practicable date: 1,913,503 shares of common stock, $.01 par value, outstanding at July 31, 2003.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
GLACIER WATER SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 29, 2003	December 29, 2002 *

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,633	$7,308
Investments, available-for-sale	540	603
Accounts receivable, net of allowance for doubtful accounts of $75 and $94 as of June 29, 2003 and December 29, 2002, respectively	1,580	1,593
Repair parts	2,723	2,616
Prepaid expenses and other	998	954

Total current assets	10,474	13,074
Property and equipment, net	41,100	43,520
Goodwill	4,129	4,129
Intangible assets, net	420	527
Other assets	6,621	5,474

Total assets	$62,744	$66,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$952	$981
Accrued commissions	2,773	2,265
Accrued liabilities	2,041	2,259
Current portion of long-term notes payable	160	1,360

Total current liabilities	5,926	6,865
Long-term debt	81,643	61,965
Long-term notes payable	280	4,160

Total liabilities	87,849	72,990
Commitments and Contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; liquidation preference $100 per share; 8% cumulative redeemable convertible; 100,000 shares authorized, 16,000 issued and outstanding at June 29, 2003 and December 29, 2002	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 1,913,503 and 2,851,141 shares issued and outstanding at June 29, 2003 and December 29, 2002, respectively	35	35
Additional paid-in capital	18,162	17,776
Accumulated deficit	(10,857)	(9,294)
Treasury stock, at cost, 1,587,606 and 603,726 shares at June 29, 2003 and December 29, 2002, respectively	(32,562)	(14,852)
Accumulated other comprehensive income	117	69

Total stockholders’ equity (deficit)	(25,105)	(6,266)

Total liabilities and stockholders’ equity (deficit)	$62,744	$66,724

*Amounts derived from audited information

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share data)
(unaudited)

	Three Months Ended,		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Revenues	$17,789	$18,440	$34,322	$33,849
Operating costs and expenses:
Operating expenses	10,976	11,621	21,646	21,606
Selling, general and administrative expenses	2,707	2,385	5,071	4,813
Depreciation and amortization	2,917	3,045	5,878	6,159
Integration and restructuring costs	—	475	—	1,364

Total operating costs and expenses	16,600	17,526	32,595	33,942

Income (loss) from operations	1,189	914	1,727	(93)
Other expenses:
Interest expense	1,788	1,509	3,238	2,970
Investment expense (income)	28	(13)	52	4

Total other expense	1,816	1,496	3,290	2,974

Loss before income taxes	(627)	(582)	(1,563)	(3,067)
Income tax benefit	—	—	—	(370)

Net loss	(627)	(582)	(1,563)	(2,697)
Preferred dividends	32	32	64	64

Net loss applicable to common stockholders	$(659)	$(614)	$(1,627)	$(2,761)

Basic and diluted loss per common share:
Net loss	$(0.31)	$(0.20)	$(0.64)	$(0.95)
Preferred dividends	(0.01)	(0.02)	(0.02)	(0.02)

Net loss applicable to common stockholders	$(0.32)	$(0.22)	$(0.66)	$(0.97)

Weighted average shares used in calculation	2,039,842	2,840,865	2,448,567	2,837,670

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net loss	$(627)	$(582)	$(1,563)	$(2,697)

Unrealized gain on securities:
Unrealized holding gain arising during the period	65	8	142	154
Less: reclassification adjustment for net realized losses included in net loss	44	15	94	80

Net unrealized (loss) gain	21	(7)	48	74

Comprehensive loss	$(606)	$(589)	$(1,515)	$(2,623)

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended

	June 29, 2003	June 30, 2002

Cash flow from operating activities:
Net loss	$(1,563)	$(2,697)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,878	6,159
Loss on disposal of assets	22	56
Net realized loss on sales of investments	94	80
Change in operating assets and liabilities:
Accounts receivable	13	(669)
Income tax receivable	—	(370)
Repair parts	(107)	133
Prepaid expenses and other	(133)	—
Other assets	(151)	(7)
Accounts payable, accrued commissions and accrued liabilities	261	(331)

Net cash provided by operating activities	4,314	2,354

Cash flows from investing activities:
Capital expenditures	(2,312)	(1,143)
Purchase of Pure Fill, net of cash	—	(5,424)
Proceeds from maturities of investments	17	542

Net cash used in investing activities	(2,295)	(6,025)

Cash flows from financing activities:
Dividends paid	(64)	(64)
Principal payments on line of credit and long term notes payable	(5,080)	(440)
Proceeds from long-term notes payable	—	6,000
Proceeds from issuance of stock from exercise of stock options	450	141

Net cash (used in) provided by financing activities	(4,694)	5,637

Net (decrease) increase in cash and cash equivalent	(2,675)	1,966
Cash and cash equivalents, beginning of period	7,308	1,536

Cash and cash equivalents, end of period	$4,633	$3,502

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
(dollars in thousands)
(unaudited)

Supplemental disclosure of cash flow information:
	Six Months Ended

	June 29, 2003	June 30, 2002

Cash paid for interest	$3,168	$2,840

Cash paid for income taxes	$—	$5

Investing and financing activity:
Total assets acquired:
Accounts receivable	$—	$244
Repair parts	—	71
Vending equipment	—	1,798
Vehicles	—	122
Intangibles	—	723
Goodwill	—	4,129

Total assets acquired	—	7,087
Total liabilities assumed:
Accounts payable and accrued liabilities	—	(1,023)
Note payable to Pure Fill	—	(640)

Purchase of Pure Fill, net of cash	$—	$5,424

Non-cash investing and financing activity:
Exchange of Common Stock for Trust Preferred Securities	$19,678	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2003
(unaudited)

1.          Basis of Presentation

In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all subsidiaries on a consolidated basis and all adjustments (consisting only of normal consolidating and eliminating entries and recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of their operations and their cash flows for the three- and six-month periods ended June 29, 2003 and June 30, 2002. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and six-month periods ended June 29, 2003 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

2.          Stock Option Plans

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and are contained herein.

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

The following pro forma disclosures represent what the Company’s net loss and loss per common share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of SFAS No. 123:

GLACIER WATER SERVICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
June 29, 2003
(unaudited)

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

	(in thousands)
Net loss applicable to common stockholders, as reported	$(659)	$(614)	$(1,627)	$(2,761)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(269)	(115)	(450)	(458)

Proforma net loss	(928)	(729)	(2,077)	(3,219)

Basic and diluted loss per common share applicable to common stockholders:
Basic and diluted – as reported	$(0.32)	$(0.22)	$(0.66)	$(0.97)

Basis and diluted – pro forma	$(0.45)	$(0.26)	$(0.85)	$(1.14)

3.          Investments

Investments are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase based on management’s intent and to re-evaluate such designation as of each balance sheet date. The Company considers all investments as available for use in its current operations, and therefore, classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with net unrealized gains or losses, if any, reported as a separate component of stockholders’ equity (deficit). Realized gains or losses from the sale of investments, interest income, and dividends are included in investment expense (income) in the accompanying statements of operations. Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management’s determination that an investment’s impairment is considered to be other than temporary. The cost of securities sold is based on the specific identification method.

The Company’s primary market risk exposure is interest rate risk. The Company’s exposure to interest rate risk relates primarily to the opportunity cost associated with fixed-rate obligations. At June 29, 2003, the Company’s portfolio of marketable securities consisted of non-investment grade corporate debt securities, which had an estimated fair value equal to $540,000.

Proceeds from sales or maturities of marketable securities for the three- and six-month periods ended June 29, 2003 were $5,000 and $17,000, respectively. There were no realized gains on such sales and maturities for the three- and six-month periods ended June 29, 2003 and gross realized losses for the three- and six-month periods ended June 29, 2003 were $44,000 and $94,000, respectively. The Company’s investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party.

For the quarter ended June 29, 2003, the Company incurred net investment expense totaling $28,000, which consisted of net realized losses on the maturities of investments of $44,000 and management fees of $1,000, offset by investment earnings of $17,000, compared to net investment income totaling $13,000 which consisted of net realized losses on the sale or maturities of investments of $15,000 and management fees of $2,000, offset by investment earnings of $30,000 for the same period last year. For the six-month period ended June 29, 2003, the Company incurred net investment expense totaling $52,000, which consisted of net realized losses on the maturities of investments of $94,000 and management fees of $2,000, offset by investment earnings of $44,000, compared to net investment expense totaling $4,000 which consisted of net realized losses on the sale or maturities of investments of

GLACIER WATER SERVICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
June 29, 2003
(unaudited)

$80,000 and management fees of $3,000, offset by investment earnings of $79,000 for the same period last year.

At June 29, 2003, available-for-sale investments consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$423	$117	$—	$540

Total debt securities	$423	$117	$—	$540

At December 29, 2002, available-for-sale investments consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$423	$117	$—	$540
Mortgage backed securities	111	—	(48)	63

Total debt securities	$534	$117	$(48)	$603

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

Costs necessary to integrate the assets of Glacier and Pure Fill that were expected to benefit future operations were expensed as integration costs after management completed and approved the plans and associated costs. Costs of integrating Pure Fill assets into Glacier Water’s operations, totaled $475,000 and $1,364,000 for the three- and six-month periods ended June 30, 2002, and have been recognized as integration costs in the consolidated statement of operations. Integration costs were principally for the removal and replacement, as well as the transportation and disposal, of vending equipment.

GLACIER WATER SERVICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
June 29, 2003
(unaudited)

5.          Long-Term Debt and Line of Credit

Company Obligated Mandatorily Redeemable Preferred Securities

On January 27, 1998, Glacier Water Trust I (the “Trust”), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 105,154 common securities to the Company and completed a public offering of 3,400,000 of 9.0625% Cumulative Trust Preferred Securities, which are guaranteed by the Company, with a liquidation amount of $25.00 per security (the “Trust Preferred Securities” and together with the common securities the “Trust Securities”). The Trust exists for the sole purpose of issuing Trust Securities and purchasing Subordinated Debentures. Concurrent with the issuance of such securities, the Trust invested the proceeds therefrom in an aggregate principal amount of $85,000,000 of 9.0625% Junior Subordinated Debentures (the “Subordinated Debentures”) issued by the Company.

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

The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at the redemption price equal to the aggregate liquidation amount of the Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time after January 31, 2003. The Company has not redeemed any Trust Preferred Securities as of June 29, 2003. The Company effectively provides a full and unconditional guarantee of the Trust’s obligations under the Trust Securities.

The Company’s Board of Directors has authorized the Company to purchase up to 1,250,000 shares of the 9.0625% Trust Preferred Securities. As of June 29, 2003, the Company had repurchased 921,400 Trust Preferred Securities at a cost of $15,118,000, at an average cost of $16.40 per security, effectively temporarily retiring $23,035,000 of the Trust Preferred Securities. Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, 983,880 shares of Common Stock were exchanged for a total of 787,105 Trust Preferred Securities at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security. The Exchange Offer increased long-term debt by approximately $19,678,000, the total liquidation value of the 787,105 Trust Preferred Securities. The Company will incur additional annual interest of approximately $1,783,000 in connection with the newly exchanged Trust Preferred Securities. On a proforma basis, as if the transaction had occurred on January 1, 2003, the additional interest expense associated with newly exchanged Trust Preferred Securities would have increased stockholders’ deficit and net loss applicable to common stockholders by approximately $500,000 and basic and diluted loss per share by $0.20, for the six-month period ended June 29, 2003. As of June 29, 2003 there were 3,265,705 Trust Preferred Securities outstanding (other than the Trust Preferred Securities held by the Company), which have a carrying value of $81,643,000 and have a maturity date of January 31, 2028. All Trust Preferred Securities, other than those held by the Company, are included in long-term debt.

GLACIER WATER SERVICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
June 29, 2003
(unaudited)

Line of Credit

The Company’s primary sources of liquidity and capital resources are cash and investments, cash flows from operations and funds available under the Company’s credit facility. In connection with the Pure Fill acquisition, the Company entered into a $10,000,000 credit facility with City National Bank on February 19, 2002. The $10,000,000 credit facility consisted of a $4,000,000 revolving credit portion and a $6,000,000 term portion. On February 1, 2003, the Company restructured the term portion, which had an outstanding balance of $4,800,000 as of that date. The term portion was canceled and replaced with a new $4,800,000 revolving note. The credit availability on the new revolving note is reduced by $300,000 every three months beginning May 1, 2003 until its maturity in February 2007. The credit facility contains certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company was in compliance at June 29, 2003 with all such covenants. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the new credit facility. The new revolving note requires monthly interest payments at the Bank’s prime rate plus 1.50% (5.50% per annum at June 29, 2003). The original $4,000,000 revolving credit portion of the credit facility (which remains in effect) requires monthly interest payments at the Bank’s prime rate plus 1.00% (5.00% per annum at June 29, 2003). The new revolving note and the original $4,000,000 revolving credit portion of the credit facility require a quarterly unused facility fee of 0.50% per annum and 0.25% per annum, respectively. During the quarter ended March 30, 2003, the Company repaid the new revolving note and as of June 29, 2003, there were no amounts outstanding on either the new revolving note or the original $4,000,000 revolving credit portion of the credit facility. Availability under the new revolving note and the original $4,000,000 revolving credit portion of the credit facility was $4,500,000 and $4,000,000, respectively, for a total of $8,500,000 as of June 29, 2003.

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

For both the three- and six-month periods ended June 29, 2003, the Company accrued and declared dividends associated with the Cumulative Redeemable Convertible Preferred Stock of $32,000 and $64,000, respectively, compared to the same amounts for the same periods in the previous year.

GLACIER WATER SERVICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)
June 29, 2003
(unaudited)

7.          Income Taxes

As a result of changes in the U.S. federal tax laws, relating to operating loss carrybacks, the Company recorded an income tax receivable of $370,000 in March 2002, related to its ability to carryback additional net operating losses and recover previously paid U.S. federal income taxes. This receivable was collected in 2002.

8.          Subsequent Events

In December 2002, the Environmental Law Foundation (“ELF”) brought an action against Glacier. The complaint in this action claims that some of Glacier’s machines failed to remove chemical byproducts of the chlorination process found in the source municipal water to the maximum level specified in a California statute and accordingly alleges that Glacier is engaging in unlawful and fraudulent business practices and false advertising. The complaint does not allege any claims based on the safety of Glacier’s water. The complaint seeks injunctive relief and repayment of unspecified amounts to customers. Glacier was subsequently notified by the City of Los Angeles (the “City”) that it is considering bringing a similar action. After engaging in joint discussions with ELF and the City, Glacier recently entered into an agreement in principle resolving the matter with such parties, subject to court approval. Such resolution involves the payment of an aggregate of approximately $410,000 and increased testing of machines but does not constitute an admission of any violation of the law by the Company. Accordingly, Glacier accrued $410,000 of expense in the quarter ended June 29, 2003, in connection with this proposed settlement. Glacier believes that neither the monetary component nor the increased testing of machines will materially impact its business or financial condition.

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

Currently operating in 36 states, the Company continually pursues opportunities to expand its presence in existing markets as well as new high potential markets. Additionally, the Company continually explores opportunities to implement technology to improve efficiency of servicing the vending machines to lower its operating costs. The Company continues to monitor selling, general and administrative expenses and reduce costs where possible.

From time to time, the Company explores acquisition opportunities that will strengthen the Company and improve its operating results. On February 8, 2002, Glacier acquired substantially all of the assets of Pure Fill (see Note 4). Immediately after the acquisition, Glacier integrated the Pure Fill assets into the Glacier operations.

Revenues

For the three- and the six-month periods ended June 29, 2003, unusually heavy rainfall and cool temperatures across the United States adversely affected the Company’s revenues. Revenues for the quarter ended June 29, 2003, decreased $651,000, or 3.5%, to $17,789,000 from $18,440,000 for the same period last year. Revenues for the six-month period ended June 29, 2003, increased $473,000, or 1.4%, to $34,322,000 from $33,849,000 for the same period last year. The impact of the weather was partially offset by a half-cent increase in the average price per gallon sold. The Company had approximately 14,000 machines in operation as of June 29, 2003 and June 30, 2002.

Costs and Expenses

Operating expenses, excluding depreciation and amortization, for the quarter ended June 29, 2003 decreased to $10,976,000, or 61.7% of revenues, compared to $11,621,000, or 63.0% of revenues, for the same period last year. The decrease in operating expenses for the three-month period ended June 29, 2003 was due to lower servicing costs due to the decrease in revenues. Operating expenses, excluding depreciation and amortization, for the six-month period ended June 29, 2003 increased $40,000 to $21,646,000, or 63.1% of revenues, compared to $21,606,000, or 63.8% of revenues, for the same period last year.

Depreciation and amortization expense was $2,917,000 for the quarter ended June 29, 2003, compared to $3,045,000 for the same period last year. Depreciation and amortization expense was $5,878,000 for the six-month ended June 29, 2003, compared to $6,159,000 for the same period last year. The decrease in depreciation and amortization expense was due to assets becoming depreciated or amortized to the full amount under the Company’s accounting policy, offset by the addition of the Pure Fill assets and other assets acquired. The depreciation or amortization periods for long-lived assets are periodically evaluated to determine whether events or circumstances have occurred that warrant revision to the estimated useful lives. Revisions of such estimates could have an impact on the results of operations.

SG&A expenses for the quarter ended June 29, 2003 increased to $2,707,000, or 15.2% of revenues, compared to $2,385,000, or 12.9% of revenues for the same period last year. SG&A expenses for the six-month period ended June 29, 2003 increased to $5,071,000, or 14.8% of revenues, compared to $4,813,000, or 14.2% of revenues, for the same period last year. The increase in SG&A expenses for both the three- and six-month periods was the result of expenses accrued in connection with the anticipated payments under a settlement of certain claims against the Company (See Note 8).

In connection with the Pure Fill acquisition, the Company incurred integration and restructuring costs of $475,000 and $1,364,000 in the three- and six-month periods ended June 30, 2002 (see Note 4). No such expenses have been incurred in 2003.

Interest expense for the quarter ended June 29, 2003 increased to $1,788,000, compared to $1,509,000 for the same period last year. Interest expense increased to $3,238,000, for the six-month period ended June 29, 2003, compared to $2,970,000 for the same period last year. The Company recorded additional interest expense of $396,000 in both the three- and six-month periods as a result of the increase in long-term debt outstanding due to the Exchange Offer. This was offset by $117,000 and $128,000 lower bank interest expense in the three- and six-month periods, respectively, as a result of having paid off all outstanding amounts under the credit facility in February 2003 (see Note 5).

Investment expense for the quarter ended June 29, 2003 was $28,000 compared to investment income of $13,000 for the same period last year. The net investment expense totaling $28,000 consisted of net realized losses on the maturities of investments of $44,000 and management fees of $1,000, offset by investment earnings of $17,000, compared to net investment expense totaling $13,000 which consisted of net realized losses on the sale or maturities of investments of $15,000 and management fees of $2,000, offset by investment earnings of $30,000 for the same period last year. Investment expense for the six-month period ended June 29, 2003, was $52,000 compared to investment expense of $4,000 for the same period last year. The net investment expense totaling $52,000 consisted of net realized losses on the maturities of investments of $94,000 and management fees of $2,000, offset by investment earnings of $44,000, compared to net investment expense totaling $4,000 which consisted of net realized losses on the sale or maturities of investments of $80,000 and management fees of $3,000, offset by investment earnings of $79,000 for the same period last year.

As a result of changes in the U.S. federal tax laws relating to operating loss carrybacks, the Company recorded an income tax receivable of $370,000 in March 2002, related to its ability to carryback additional net operating losses and recover previously paid U.S. federal income taxes. This receivable was collected in 2002.

During fiscal 2001, the Company issued 16,000 shares of 8% Glacier Water Cumulative Redeemable Convertible Preferred Stock. Dividends of $32,000 and $64,000 have been accrued on the Preferred Stock for the three- and six-month periods as of June 29, 2003 and will reduce any amounts available to the common stockholders.

As a result of the foregoing, the Company incurred a loss applicable to common stockholders of $659,000 and $1,627,000 for the three- and six-month periods ended June 29, 2003 compared to $614,000 and $2,761,000 for the same periods last year, respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash and investments, cash flows from operations and funds available under the Company’s credit facility. In connection with the Pure Fill acquisition, the Company entered into a $10,000,000 credit facility with City National Bank on February 19, 2002. The $10,000,000 credit facility consisted of a $4,000,000 revolving credit portion and a $6,000,000 term portion. On February 1, 2003, the Company restructured the term portion, which had an outstanding balance of $4,800,000 as of that date. The term portion was canceled and replaced with a new revolving note with a maximum availability of $4,800,000. The credit availability on the new revolving note is reduced by $300,000 every three months beginning May 1, 2003 until its maturity in February 2007. The credit facility contains certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company was in compliance at June 29, 2003 with all such covenants. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the new credit facility. The new revolving note requires monthly interest payments at the Bank’s prime rate plus 1.50% (5.50% per annum at June 29, 2003). The original $4,000,000 revolving credit portion of the credit facility (which remains in effect) requires monthly interest payments at the Bank’s prime rate plus 1.00% (5.00% per annum at June 29, 2003). The new revolving note and the original $4,000,000 revolving credit portion of the credit facility require a quarterly unused facility fee of 0.50% per annum and 0.25% per annum, respectively. During the quarter ended March 30, 2003, the Company repaid the new revolving note and as of June 29, 2003, there were no amounts outstanding on either the new revolving note or the original $4,000,000 revolving credit portion of the credit facility. Availability under the new revolving note and the original $4,000,000 revolving credit portion of the credit facility was $4,500,000 and $4,000,000, respectively, for a total of $8,500,000.

At June 29, 2003, the Company had cash and cash equivalents and marketable securities of $5,173,000 and net working capital of $4,548,000. Net cash provided by operating activities was $4,314,000; net cash used in investing activities was $2,295,000; and net cash used in financing activities was $4,694,000 for the six-month period ended June 29, 2003. The Company’s stockholders’ equity as of June 29, 2003 was a negative $25,105,000, which amount continues to be below the American Stock Exchange continued listing guidelines. Accordingly, it is possible that the American Stock Exchange could take action to delist the Company’s stock.

The Company believes that its cash and investments on hand, cash flow from operations and availability under its credit facility will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending equipment, as well as distributions related to the Trust Preferred Securities, payments required under the credit facility and the Pure Fill note payable and dividend requirements on its Preferred Stock, for at least the next twelve months.

Exchange Offer

Beginning in August 1999, the Company’s Board of Directors authorized the Company to purchase 1,250,000 shares of the 9.0625% Trust Preferred Securities issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, and guaranteed by the Company (the “Trust Preferred Securities”). As of June 29, 2003, the cumulative number of repurchased Trust Preferred Securities totaled 921,400. The Company did not repurchase any Trust Preferred Securities during the six-month periods ended June 29, 2003 and June 30, 2002. Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, 983,880 shares of Common Stock were exchanged for a total of 787,105 Trust Preferred Securities at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security. Each Trust Preferred Security has a liquidation value of $25.00 per share. The Exchange Offer increased long-term debt by approximately $19,678,000, the total liquidation value of the 787,105 Trust Preferred Securities. The Company will incur additional annual interest of approximately $1,783,000 in connection with the newly exchanged Trust Preferred Securities. On a proforma basis, as if the transaction had occurred on January 1, 2003, the additional interest expense associated with newly exchanged Trust Preferred Securities would have increased stockholders’ deficit and net loss applicable to common stockholders by approximately $500,000 and basic and diluted loss per share by $0.20, for the six-month period ended June 29, 2003. As of June 29, 2003, there were 3,265,705 Trust Preferred Securities outstanding (other than those held by the Company), which had a carrying value of $81,643,000 and have a maturity date of January 31, 2028. All Trust Preferred Securities, other than those held by the Company, are included in long-term debt.

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

Costs necessary to integrate the assets of Glacier and Pure Fill that were expected to benefit future operations were expensed as integration costs after management completed and approved the plans and associated costs. Costs of integrating Pure Fill assets into Glacier Water’s operations, totaled $475,000 and $1,364,000 for the three- and six-month periods ended June 30, 2002, and have been recognized as integration costs in the consolidated statement of operations. Integration costs were principally for the removal and replacement, as well as the transportation and disposal, of vending equipment.

Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a significant impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS 150 to have a significant impact on its financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable interests entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on our results of operations and financial position.

ITEM 3 – QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. Although as of June 29, 2003, the Company has no outstanding bank debt, any outstanding bank debt would be tied to the bank’s prime lending rate and as such, the Company is at risk due to increases in market rates. A ten percent change in the bank’s lending rate would have the potential of increasing the interest on the expected average outstanding borrowings of the bank debt and impacting the future earning of the Company by less than $27,000 annually. The Company’s exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations associated with the Trust Preferred Securities. The Company believes that the fixed rate represents the Company’s long-term market rate. Therefore, there is no significant opportunity cost associated with the fixed rate. At June 29, 2003, the Company held a portfolio of marketable securities consisting entirely of debt instruments available-for-sale with an estimated fair value equal to $540,000. As of June 29, 2003, the Company held no convertible debt securities or equity securities available-for-sale. The Company’s entire portfolio is invested by Kayne Anderson Capital Advisors, L.P., a related party, primarily in fixed-rate corporate bonds.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated our disclosure controls and procedures as of the end of the quarter covered by this report. “Disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information that is required to be disclosed in our periodic reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in these periodic reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures adequately and effectively meet the requirements described in the preceding sentence. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In December 2002, the Environmental Law Foundation (“ELF”) brought an action against Glacier. The complaint in this action claims that some of Glacier’s machines failed to remove chemical byproducts of the chlorination process found in the source municipal water to the maximum level specified in a California statute and accordingly alleges that Glacier is engaging in unlawful and fraudulent business practices and false advertising. The complaint does not allege any claims based on the safety of Glacier’s water. The complaint seeks injunctive relief and repayment of unspecified amounts to customers. Glacier was subsequently notified by the City of Los Angeles (the “City”) that it is considering bringing a similar action. After engaging in joint discussions with ELF and the City, Glacier recently entered into an agreement in principle resolving the matter with such parties, subject to court approval. Such resolution involves the payment of an aggregate of approximately $410,000 and increased testing of machines but does not constitute an admission of any violation of the law by the Company. Accordingly, Glacier accrued $410,000 of expense in the quarter ended June 29, 2003, in connection with this proposed settlement. Glacier believes that neither the monetary component nor the increased testing of machines will materially impact its business or financial condition.

ITEM 6 – EHIBITS AND REPORTS ON FORM 8-K

a.           Exhibits

31.1	Certification of Brian H. McInerney, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of W. David Walters, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Brian H. McInerney, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of W. David Walters, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002

b.          Reports on Form 8-K

On April 14, 2003, the Company filed a current report on Form 8-K reporting under Item 5, the issuance of a press release disclosing the earnings for the quarter ended March 30, 2003.

On May 14, 2003, the Company filed a current report on Form 8-K reporting under Item 9, the issuance of a press release disclosing the expiration of the Exchange Offer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER WATER SERVICES, INC.
Date: July 31, 2003	By:	/s/ BRIAN H. MCINERNEY

Brian H. McInerney President and Chief Executive Officer

Date: July 31, 2003	By:	/s/ W. DAVID WALTERS

W. David Walters Senior Vice President and Chief Financial Officer