Form 10-Q
period 2003-09-28
GLACIER WATER SERVICES INC
filed 2003-11-12
CIK 883505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-11012

GLACIER WATER SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0493559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2651 La Mirada Drive, Suite 100, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of issuer’s class of common stock as of the latest practicable date: 2,097,299 shares of common stock, $.01 par value, outstanding at November 1, 2003.

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GLACIER WATER SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 28, 2003	December 29, 2002 *
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,262	$7,308
Investments, available-for-sale	540	603
Accounts receivable, net of allowance for doubtful accounts of $96 and $94 as of September 28, 2003 and December 29, 2002, respectively	1,668	1,593
Repair parts	2,646	2,616
Prepaid expenses and other	1,045	954

Total current assets	13,161	13,074

Property and equipment, net	40,190	43,520
Goodwill	4,129	4,129
Intangible assets, net	367	527
Other assets	6,238	5,474

Total assets	$64,085	$66,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$962	$981
Accrued commissions	3,024	2,265
Accrued liabilities	1,998	2,259
Current portion of long-term notes payable	160	1,360

Total current liabilities	6,144	6,865

Long-term debt	81,643	61,965
Long-term notes payable	240	4,160

Total liabilities	88,027	72,990

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $.01 par value; liquidation preference $100 per share; 8% cumulative redeemable convertible; 100,000 shares authorized, 16,000 issued and outstanding at September 28, 2003 and December 29, 2002	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 1,913,753 and 2,851,141 shares issued and outstanding September 28, 2003 and December 29, 2002, respectively	35	35
Additional paid-in capital	18,133	17,776
Accumulated deficit	(9,665)	(9,294)
Treasury stock, at cost, 1,587,606 and 603,726 shares at September 28, 2003 and December 29, 2002, respectively	(32,562)	(14,852)
Accumulated other comprehensive income	117	69

Total stockholders’ equity (deficit)	(23,942)	(6,266)

Total liabilities and stockholders’ equity (deficit)	$64,085	$66,724

*	Amounts derived from audited information

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Revenues	$20,447	$20,720	$54,770	$54,568
Operating costs and expenses:
Operating expenses	12,223	12,616	33,869	34,221
Depreciation and amortization	3,004	3,084	8,882	9,243

Cost of goods sold	15,227	15,700	42,751	43,464
Selling, general and administrative expenses	2,191	2,462	7,263	7,275
Integration and restructuring costs	—	—	—	1,364

Total operating costs and expenses	17,418	18,162	50,014	52,103

Income from operations	3,029	2,558	4,756	2,465

Other expenses:
Interest expense	1,855	1,496	5,093	4,465
Investment expense (income)	(18)	(11)	34	(6)

Total other expense	1,837	1,485	5,127	4,459

Income (loss) before income taxes	1,192	1,073	(371)	(1,994)
Income tax provision (benefit)	—	—	—	(370)

Net income (loss)	1,192	1,073	(371)	(1,624)

Preferred dividends	32	32	96	96

Net income (loss) applicable to common stockholders	$1,160	$1,041	$(467)	$(1,720)

Basic income (loss) per common share:
Net income (loss) applicable to common stockholders	$0.61	$0.37	$(0.21)	$(0.61)

Weighted average shares used in calculation	1,913,550	2,848,184	2,270,228	2,841,175

Diluted income (loss) per common share:
Net income (loss) applicable to common stockholders	$0.51	$0.34	$(0.21)	$(0.61)

Weighted average shares used in calculation	2,267,351	3,066,719	2,270,228	2,841,175

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net income (loss)	$1,192	$1,073	$(371)	$(1,624)

Unrealized gain on securities:
Unrealized holding gain arising during the period	—	17	142	171
Less: reclassification adjustment for net realized losses included in net loss	—	7	94	87

Net unrealized gain	—	10	48	84

Comprehensive income (loss)	$1,192	$1,083	$(323)	$(1,540)

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended
	September 28, 2003	September 29, 2002
Cash flow from operating activities:
Net loss	$(371)	$(1,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,882	9,243
Loss on disposal of assets	22	66
Net realized loss on sales of investments	94	87
Change in operating assets and liabilities:
Accounts receivable	(75)	(693)
Income tax receivable	—	(370)
Repair parts	(30)	215
Prepaid expenses and other	(203)	(63)
Other assets	(217)	82
Accounts payable, accrued commissions and accrued liabilities	479	129

Net cash provided by operating activities	8,581	7,072

Cash flows from investing activities:
Capital expenditures	(3,881)	(2,191)
Purchase of Pure Fill, net of cash	—	(5,424)
Proceeds from maturities of investments	17	562

Net cash used in investing activities	(3,864)	(7,053)

Cash flows from financing activities:
Dividends paid	(96)	(96)
Principal payments on line of credit and long-term notes payable	(5,120)	(780)
Proceeds from long-term notes payable	—	6,000
Proceeds from issuance of stock from exercise of stock options	453	156

Net cash (used in) provided by financing activities	(4,763)	5,280

Net (decrease) increase in cash and cash equivalent	(46)	5,299
Cash and cash equivalents, beginning of period	7,308	1,536

Cash and cash equivalents, end of period	$7,262	$6,835

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.

(dollars in thousands)

(unaudited)

Supplemental disclosure of cash flow information:

	Nine Months Ended
	September 28, 2003	September 29, 2002
Cash paid for interest	$5,018	$4,272

Cash paid for income taxes	$—	$6

Investing and financing activity:

Total assets acquired:
Accounts receivable	$—	$244
Repair parts	—	71
Vending equipment	—	1,798
Vehicles	—	122
Intangible assets	—	723
Goodwill	—	4,129

Total assets acquired	—	7,087

Total liabilities assumed:
Accounts payable and accrued liabilities	—	(1,023)
Note payable to Pure Fill	—	(640)

Purchase of Pure Fill, net of cash	$—	$5,424

Non-cash investing and financing activity:

Exchange of common stock for trust preferred securities	$19,678	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLACIER WATER SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2003

(unaudited)

1. Basis of Presentation

Glacier Water Services, Inc., a Delaware corporation (“Glacier” or “Company”), is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. In the opinion of the Company’s management, the accompanying consolidated financial statements reflect all subsidiaries on a consolidated basis and all adjustments (consisting only of normal consolidating and eliminating entries and recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries and the consolidated results of their operations and their cash flows for the three- and nine-month periods ended September 28, 2003 and September 29, 2002. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and nine-month periods ended September 28, 2003 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

2. Stock Option Plans

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and are contained herein.

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

The following pro forma disclosures represent what the Company’s net income (loss) and income (loss) per common share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29 2002
	(in thousands)
Net income (loss) applicable to common stockholders, as reported	$1,160	$1,041	$(467)	$(1,720)

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(198)	(188)	(648)	(458)

Proforma net income (loss)	$962	$853	$(1,115)	$(2,178)

Basic income (loss) per common share:
As reported	$0.61	$0.37	$(0.21)	$(0.61)

Pro forma	$0.50	$0.30	$(0.49)	$(0.77)

Diluted income (loss) per common share:
As reported	$0.51	$0.34	$(0.21)	$(0.61)

Pro forma	$0.42	$0.28	$(0.49)	$(0.77)

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

The Company’s primary market risk exposure is interest rate risk. The Company’s exposure to interest rate risk relates primarily to the opportunity cost associated with fixed-rate obligations. At September 28, 2003, the Company’s portfolio of marketable securities consisted of non-investment grade corporate debt securities, which had an estimated fair value equal to $540,000.

There were no proceeds from the sales or maturities of marketable securities for the three-month period ended September 28, 2003 and proceeds for the nine-month period ended September 28, 2003 were $17,000. There were no realized gains on such sales and maturities for the nine-month period ended September 28, 2003 and gross realized losses for the nine-month period ended September 28, 2003 were $94,000. The Company’s investment portfolio is managed by Kayne Anderson Capital Advisors, L.P., a related party.

For the quarter ended September 28, 2003, the Company had net investment income totaling $18,000, which consisted of investment earnings of $19,000 offset by management fees of $1,000, compared to net investment income totaling $11,000 which consisted of investment earnings of $20,000 offset by net realized losses on the sale or maturities of investments of $7,000 and management fees of $2,000 for the same period last year. For the nine-month period ended September 28, 2003, the Company incurred net investment expense totaling $34,000, which consisted of net realized losses on the maturities of investments of $94,000 and management fees of $3,000, offset by investment earnings of $63,000, compared to net investment income totaling $6,000 which consisted of investment earnings of $100,000 offset net realized losses on the sale or maturities of investments of $88,000 and management fees of $6,000, for the same period last year.

At September 28, 2003, available-for-sale investments consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$423	$117	$—	$540

At December 29, 2002, available-for-sale investments consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate securities	$423	$117	$—	$540
Mortgage backed securities	111	—	(48)	63

Total securities	$534	$117	$(48)	$603

4. Acquisitions

On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly-owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation (collectively, “Pure Fill”), for a purchase price of $6,064,000, including $640,000 which is payable in equal quarterly installments over four years. The Company incurred transaction costs of $450,000. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statements of operations from the date of acquisition. The allocation of fair values of assets and liabilities were based upon a third party appraisal. The excess of purchase price over acquired net assets was $4,129,000 and is classified as goodwill. Intangible assets of $213,000, $230,000 and $280,000 were assigned to registered trademarks and patents, contracts, and a non-compete agreement, respectively (collectively, “Intangible Assets”). The Intangible Assets are subject to amortization and have a weighted average useful life of approximately 4 years.

Costs necessary to integrate the assets of Glacier and Pure Fill that were expected to benefit future operations were expensed as integration costs after management completed and approved the plans and associated costs. Costs of integrating Pure Fill assets into Glacier Water’s operations totaled $1,364,000 for the nine-month period ended September 29, 2002, and have been recognized as integration costs in the consolidated statement of operations. There were no integration costs incurred during the three-month period ended September 29, 2002 or during the three- and nine-month periods ended September 28, 2003. Integration costs were principally for the removal and replacement, as well as the transportation and disposal, of vending equipment.

On October 7, 2003, the Company acquired 100% of the outstanding common stock of Water Island, Inc. for a purchase price of $5,885,000 in cash, which includes $600,000 to be paid out to Water Island shareholders over two years. Additionally, the Company estimates that approximately $600,000 of transaction costs will be incurred, which will be accounted for as part of the purchase price. With the acquisition of the outstanding common stock, Glacier assumed all assets and liabilities of Water Island, Inc. Management is currently in the process of evaluating the fair value of the assets and liabilities assumed, which preliminarily approximates a net asset balance of $4,065,000, which would result in goodwill and identifiable intangible assets of approximately $2,400,000. The final purchase accounting is subject to changes in the final determination of transaction costs and a final evaluation report to be provided by an independent third party. The transaction will be financed with cash on hand and future borrowings under the Company’s credit facility.

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

The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at the redemption price equal to the aggregate liquidation amount of the Trust Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time after January 31, 2003. The Company has not redeemed any Trust Preferred Securities as of September 28, 2003. The Company effectively provides a full and unconditional guarantee of the Trust’s obligations under the Trust Securities.

The Company’s Board of Directors has authorized the Company to purchase up to 1,250,000 shares of the 9.0625% Trust Preferred Securities. As of September 28, 2003, the Company had repurchased 921,400 Trust Preferred Securities at a cost of $15,118,000, at an average cost of $16.40 per security, effectively temporarily retiring $23,035,000 of the Trust Preferred Securities.

Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, Common Stock totaling 983,880 shares were exchanged for a total of 787,105 Trust Preferred Securities at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security. The Exchange Offer increased long-term debt by approximately $19,678,000, which represents the total liquidation value of the 787,105 Trust Preferred Securities. The Company will incur additional annual interest of approximately $1,783,000 in connection with the newly exchanged Trust Preferred Securities. On a proforma basis, as if the transaction had occurred on January 1, 2003, the additional interest expense associated with newly exchanged Trust Preferred Securities would have increased stockholders’ deficit and net loss applicable to common stockholders by approximately $500,000 and basic and diluted loss per common share by $0.22, for the nine-month period ended September 28, 2003. As of September 28, 2003 there were 3,265,705 Trust Preferred Securities outstanding (other than the Trust Preferred Securities held by the Company), which have a carrying value of $81,643,000 and have a maturity date of January 31, 2028. All Trust Preferred Securities, other than those held by the Company, are included in long-term debt.

Line of Credit

In connection with the Pure Fill acquisition, the Company entered into a $10,000,000 credit facility with City National Bank on February 19, 2002. The $10,000,000 credit facility consisted of a $4,000,000 revolving credit portion and a $6,000,000 term portion. On February 1, 2003, the Company restructured the term portion, which had an outstanding balance of $4,800,000 as of that date. The term portion was canceled and replaced with a new $4,800,000 revolving note. The credit availability on the new revolving note was reduced by $300,000 every three months beginning May 1, 2003 until its maturity in February 2007. The credit facility contained certain customary financial covenants, which restricted indebtedness and capital expenditures. The Company was in compliance at September 28, 2003 with all such covenants. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the new credit facility. The new revolving note required monthly interest payments at the Bank’s prime rate plus 1.50% (5.50% per annum at September 28, 2003). The original $4,000,000 revolving credit portion of the credit facility (which remained in effect) required monthly interest payments at the Bank’s prime rate plus 1.00% (5.00% per annum at September 28, 2003). The new revolving note and the original $4,000,000 revolving credit portion of the credit facility required a quarterly unused facility fee of 0.50% per annum and 0.25% per annum, respectively. During the quarter ended March 30, 2003, the Company repaid the new revolving note, and as of September 28, 2003, there were no amounts outstanding on either the new revolving note or the original $4,000,000 revolving credit portion of the credit facility. Availability under the new revolving note and the original $4,000,000 revolving credit portion of the credit facility was $4,200,000 and $4,000,000, respectively, for a total of $8,200,000 as of September 28, 2003.

On October 7, 2003, the Company restructured its credit facility with City National Bank. The two existing revolving notes, under which no borrowings were outstanding, were replaced with a new $12,000,000 revolving credit facility, which has a maturity date of February 1, 2009. The credit availability on the new revolving credit facility is reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The new revolving credit facility requires monthly interest payments at the City National Bank’s prime rate plus 1.00% (5.00% per annum at October 7, 2003). The new revolving credit facility requires a quarterly unused facility fee of 0.50% per annum.

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

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution, before any payment shall be made to holders of the common stock or any other class or series of stock of the Company ranking junior to the Preferred Stock, an amount equal to $100.00 per share plus any accrued but unpaid Dividends (“Liquidation Amount”). After payment of the Liquidation Amount, all of the remaining assets of the Company available for distribution shall be distributed ratably among holders of all preferred and common stock of the Company. The Preferred Stock may be redeemed on or after the third anniversary of the issuance, at the election of the Company, for redemption prices equal to 103%, 102%, 101%, and 100% of the Liquidation Amount on or after the third, fourth, fifth, and sixth anniversary, respectively. In addition, the Preferred Stock may be redeemed, at the election of the Company, at 100% of the Liquidation Amount if the closing price of the Company’s common stock remains at or above $19.00 for 10 consecutive trading days. The Preferred Stock is convertible into shares of common stock computed by dividing the Liquidation Amount, with respect to the number of shares of Preferred Stock to be converted, by $9.50. On September 30, 2003, all 16,000 shares of the Preferred Stock were converted into 168,421 shares of Common Stock (see Note 8).

For both the three- and nine-month periods ended September 28, 2003, the Company accrued and declared dividends associated with the Cumulative Redeemable Convertible Preferred Stock of $32,000 and $96,000, respectively, compared to the same amounts for the same periods in the previous year. See Note 8 for information about the conversion of the Cumulative Redeemable Convertible Preferred Stock on September 30, 2003.

7. Income Taxes

As a result of changes in the U.S. federal tax laws, relating to operating loss carrybacks, the Company recorded an income tax receivable of $370,000 in March 2002, related to its ability to carryback additional net operating losses and recover previously paid U.S. federal income taxes. This receivable was collected in 2002.

8. Subsequent Events

On October 7, 2003, the Company acquired 100% of the outstanding common stock of Water Island, Inc. for a purchase price of $5,885,000 in cash, which includes $600,000 to be paid out to Water Island shareholders over two years. Additionally, the Company estimates that approximately $600,000 of transaction costs will be incurred, which will be accounted for as part of the purchase price. With the acquisition of the outstanding common stock, Glacier assumed all assets and liabilities of Water Island, Inc. Management is currently in the process of evaluating the fair value of the assets and liabilities assumed, which preliminarily approximates a net asset balance of $4,065,000, which would result in goodwill and identifiable intangible assets of approximately $2,400,000. The final purchase accounting is subject to changes in the final determination of transaction costs and a final evaluation report to be provided by an independent third party. The transaction will be financed with cash on hand and future borrowings under the Company’s credit facility.

On October 7, 2003, the Company restructured its credit facility with City National Bank. The two existing revolving notes, under which no borrowings were outstanding, were replaced with a new $12,000,000 revolving credit facility, which has a maturity date of February 1, 2009. The credit availability on the new revolving credit facility is reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The new revolving credit facility requires monthly interest payments at the City National Bank’s prime rate plus 1.00% (5.00% per annum at October 7, 2003). The new revolving credit facility requires a quarterly unused facility fee of 0.50% per annum.

The following unaudited pro forma information assumes that the acquisition occurred on December 31, 2001 and December 30, 2002 respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on December 31, 2001 and December 30, 2002, or of future results of operations.

The unaudited pro forma results for the three- and nine-month periods ended September 28, 2003 and September 29, 2002, respectively, are as follows (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29 2002
Revenues	$23,454	$20,453	$62,795	$61,938
Net income (loss)	$1,157	$1,272	$(448)	$(1,295)
Net income (loss) applicable to common stockholders	$1,125	$1,240	$(544)	$(1,391)
Basic income (loss) per common share applicable to common stockholders	$0.51	$0.41	$(0.20)	$(0.46)

Weighted average shares used in per share calculation	1,913,550	2,848,184	2,270,228	2,841,175
Diluted income (loss) per common share applicable to common stockholders	$0.50	$0.40	$(0.24)	$(0.49)

Weighted average shares used in per share calculation	2,267,351	3,066,719	2,270,228	2,841,175

On September 30, 2003, the holder of the 16,000 outstanding shares of the Cumulative Redeemable Convertible Preferred Stock elected to convert these shares into 168,421 shares of the Company’s Common Stock.

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

Results of Operations

Overview

The Company has created an extensive network of water vending machines located throughout the United States. The Company’s water vending machines are placed at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations. As of September 28, 2003, the Company operated machines in 36 states. The Company continually pursues opportunities to expand its presence in existing markets as well as new high potential markets. From time to time, the Company explores acquisition opportunities that will strengthen the Company and improve its operating results. On February 8, 2002, Glacier acquired substantially all of the assets of Pure Fill (see Note 4). Immediately after the acquisition, Glacier integrated the Pure Fill assets into the Glacier operations. On October 7, 2003, the Company acquired 100% of the outstanding common stock of Water Island, Inc. (see Note 8). Immediately after the acquisition, Glacier began integrating Water Island, Inc. into the Glacier operations.

Revenues

Revenues for the quarter ended September 28, 2003, decreased $273,000, or 1.3%, to $20,447,000 from $20,720,000 for the same period last year. Revenues for the nine-month period ended September 28, 2003, increased $202,000, or 0.4%, to $54,770,000 from $54,568,000 for the same period last year. The impact of unusually heavy rainfall and cool temperatures across the United States during the three- and nine-month periods ended September 28, 2003, was partially offset by a half-cent increase in the average price per gallon sold. The Company had approximately 14,000 machines in operation as of September 28, 2003 and September 29, 2002.

Costs and Expenses

Operating expenses, excluding depreciation and amortization, for the quarter ended September 28, 2003 decreased to $12,223,000, or 59.8% of revenues, compared to $12,616,000, or 60.9% of revenues, for the same period last year. The decrease in operating expenses for the three-month period ended September 28, 2003 was due to the decrease in revenues and lower servicing costs. Operating expenses, excluding depreciation and amortization, for the nine-month period ended September 28, 2003 decreased to $33,869,000, or 61.8% of revenues, compared to $34,221,000, or 62.7% of revenues, for the same period last year. The decrease in operating expenses for the nine-month period ended September 28, 2003 was due primarily to lower servicing costs this year compared to last year.

Depreciation and amortization expense was $3,004,000 for the quarter ended September 28, 2003, compared to $3,084,000 for the same period last year. Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $524,000 and $634,000 for the three-month period ended September 28, 2003 and September 29, 2002, respectively. Depreciation and amortization expense was $8,882,000 for the nine-month period ended September 28, 2003, compared to $9,243,000 for the same period last year. Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $1,710,000 and $1,925,000 for the nine-month period ended September 28, 2003 and September 29, 2002, respectively. The decrease in depreciation and amortization expense was primarily due to assets becoming depreciated or amortized to the full amount under the Company’s accounting policy offset in part by the addition of other assets acquired. The depreciation or amortization periods for long-lived assets are periodically evaluated to determine whether events or circumstances have occurred that warrant revision to the estimated useful lives. Revisions of such estimates could have an impact on the results of operations.

SG&A expenses for the quarter ended September 28, 2003 decreased to $2,191,000, or 10.7% of revenues, compared to $2,462,000, or 11.9% of revenues for the same period last year. The decrease in SG&A expenses for the three-month period was primarily the result of lower employee related costs as compared to last year. SG&A expenses for the nine-month period ended September 28, 2003 decreased to $7,263,000, or 13.3% of revenues, compared to $7,275,000, or 13.3% of revenues, for the same period last year. The decrease in SG&A expenses for the nine-month period was primarily the result of lower employee related costs offset in part by expenses accrued in connection with the anticipated payments under a settlement of certain claims against the Company (See Legal Proceedings).

In connection with the Pure Fill acquisition, the Company incurred integration and restructuring costs of $1,364,000 in the nine-month period ended September 29, 2002 (see Note 4). No such expenses were incurred during the quarter ended September 29, 2002 and no such expenses have been incurred in 2003.

Interest expense for the quarter ended September 28, 2003 increased to $1,855,000, compared to $1,496,000 for the same period last year. Interest expense increased to $5,093,000, for the nine-month period ended September 28, 2003, compared to $4,465,000 for the same period last year. The Company recorded additional interest expense of $446,000 and $842,000 in both the three- and nine-month periods, respectively, as a result of the increase in long-term debt outstanding due to the Exchange Offer. This was offset in part by $87,000 and $214,000 lower bank interest expense in the three- and nine-month periods, respectively, as a result of having paid off all outstanding amounts under the credit facility in February 2003 (see Note 5).

For the quarter ended September 28, 2003, the Company had net investment income totaling $18,000, which consisted of investment earnings of $19,000 offset by management fees of $1,000, compared to net investment income totaling $11,000 which consisted of investment earnings of $20,000 offset by net realized losses on the sale or maturities of investments of $7,000 and management fees of $2,000 for the same period last year. For the nine-month period ended September 28, 2003, the Company incurred net investment expense totaling $34,000, which consisted of net realized losses on the maturities of investments of $94,000 and management fees of $3,000, offset by investment earnings of $63,000, compared to net investment income totaling $6,000 which consisted of investment earnings of $100,000 offset by net realized losses on the sale or maturities of investments of $88,000 and management fees of $6,000, for the same period last year.

As a result of changes in the U.S. federal tax laws relating to operating loss carrybacks, the Company recorded an income tax receivable of $370,000 in March 2002, related to its ability to carryback additional net operating losses and recover previously paid U.S. federal income taxes. This receivable was collected in 2002.

During fiscal 2001, the Company issued 16,000 shares of 8% Glacier Water Cumulative Redeemable Convertible Preferred Stock. Dividends of $32,000 and $96,000 have been accrued on the Preferred Stock for the three- and nine-month periods as of September 28, 2003 and reduces any amounts available to the common stockholders. On September 30, 2003, the holder of the 16,000 outstanding shares of the Preferred Stock elected to convert these shares into 168,421 shares of the Company’s Common Stock (see Note 8).

As a result of the foregoing, the Company had income applicable to common stockholders of $1,160,000 for the three-month period ended September 28, 2003 compared to $1,041,000 for the same periods last year. The Company incurred a loss applicable to common stockholders of $467,000 for the nine-month period ended September 28, 2003 compared to a loss $1,720,000 for the same period last year.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash and investments, cash flows from operations and funds available under the Company’s credit facility. In connection with the Pure Fill acquisition, the Company entered into a $10,000,000 credit facility with City National Bank on February 19, 2002. The $10,000,000 credit facility consisted of a $4,000,000 revolving credit portion and a $6,000,000 term portion. On February 1, 2003, the Company restructured the term portion, which had an outstanding balance of $4,800,000 as of that date. The term portion was canceled and replaced with a new $4,800,000 revolving note. The credit availability on the new revolving note was reduced by $300,000 every three months beginning May 1, 2003 until its maturity in February 2007. The credit facility contained certain customary financial covenants, which restricted indebtedness and capital expenditures. The Company was in compliance at September 28, 2003 with all such covenants. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the new credit facility. The new revolving note required monthly interest payments at the Bank’s prime rate plus 1.50% (5.50% per annum at September 28, 2003). The original $4,000,000 revolving credit portion of the credit facility (which remained in effect) required monthly interest payments at the Bank’s prime rate plus 1.00% (5.00% per annum at September 28, 2003). The new revolving note and the original $4,000,000 revolving credit portion of the credit facility required a quarterly unused facility fee of 0.50% per annum and 0.25% per annum, respectively. During the quarter ended March 30, 2003, the Company repaid the new revolving note, and as of September 28, 2003, there were no amounts outstanding on either the new revolving note or the original $4,000,000 revolving credit portion of the credit facility. Availability under the new revolving note and the original $4,000,000 revolving credit portion of the credit facility was $4,200,000 and $4,000,000, respectively, for a total of $8,200,000 as of September 28, 2003.

On October 7, 2003, the Company restructured its credit facility with City National Bank. The two existing revolving notes, under which no borrowings were outstanding, were replaced with a new $12,000,000 revolving credit facility, which has a maturity date of February 1, 2009. The credit availability on the new revolving credit facility is reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The new revolving credit facility requires monthly interest payments at the City National Bank’s prime rate plus 1.00% (5.00% per annum at October 7, 2003). The new revolving credit facility requires a quarterly unused facility fee of 0.50% per annum.

At September 28, 2003, the Company had cash and cash equivalents and marketable securities of $7,802,000 and net working capital of $7,017,000. Net cash provided by operating activities was $8,581,000; net cash used in investing activities was $3,864,000; and net cash used in financing activities was $4,763,000 for the nine-month period ended September 28, 2003. The Company’s stockholders’ equity as of September 28, 2003 was a negative $23,942,000, which amount continues to be below the American Stock Exchange continued listing guidelines. Accordingly, it is possible that the American Stock Exchange could take action to delist the Company’s stock.

The Company believes that its cash, cash equivalents and investments on hand, cash flow from operations and availability under its credit facility will be sufficient to meet its anticipated operating and capital requirements, including its investment in vending equipment, as well as distributions related to the Trust Preferred Securities, payments required under the credit facility and the Pure Fill note payable and dividend requirements on its Preferred Stock, for at least the next twelve months.

Exchange Offer

Beginning in August 1999, the Company’s Board of Directors authorized the Company to purchase 1,250,000 shares of the 9.0625% Trust Preferred Securities issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, and guaranteed by the Company (the “Trust Preferred Securities”). As of September 28, 2003, the cumulative number of repurchased Trust Preferred Securities totaled 921,400. The Company did not repurchase any Trust Preferred Securities during the nine-month periods ended September 28, 2003 and September 29, 2002. Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, 983,880 shares of Common Stock were exchanged for a total of 787,105 Trust Preferred Securities at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security. Each Trust Preferred Security has a liquidation value of $25.00 per share. The Exchange Offer increased long-term debt by approximately $19,678,000, the total liquidation value of the 787,105 Trust Preferred Securities. The Company will incur additional annual interest of approximately $1,783,000 in connection with the newly exchanged Trust Preferred Securities. On a proforma basis, as if the transaction had occurred on January 1, 2003, the additional interest expense associated with newly exchanged Trust Preferred Securities would have increased stockholders’ deficit and net loss applicable to common stockholders by approximately $500,000 and basic and diluted loss per share by $0.22, for the nine-month period ended September 28, 2003. As of September 28, 2003, there were 3,265,705 Trust Preferred Securities outstanding (other than those held by the Company), which had a carrying value of $81,643,000 and have a maturity date of January 31, 2028. All Trust Preferred Securities, other than those held by the Company, are included in long-term debt.

Acquisitions

On February 8, 2002, Glacier acquired substantially all of the assets of Pure Fill Corporation and its wholly-owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation (collectively, “Pure Fill”), for a purchase price of $6,064,000, including $640,000 which is payable in equal quarterly installments over four years. The Company incurred transaction costs of $450,000. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statements of operations from the date of acquisition. The allocation of fair values of assets and liabilities were based upon a third party appraisal. The excess of purchase price over acquired net assets was $4,129,000 and is classified as goodwill.

Costs necessary to integrate the assets of Glacier and Pure Fill that were expected to benefit future operations were expensed as integration costs after management completed and approved the plans and associated costs. Costs of integrating Pure Fill assets into Glacier Water’s operations, totaled $1,364,000 for the nine-month period ended September 29, 2002, and have been recognized as integration costs in the consolidated statement of operations. Integration costs were principally for the removal and replacement, as well as the transportation and disposal, of vending equipment.

On October 7, 2003, the Company acquired 100% of the outstanding common stock of Water Island, Inc. for a purchase price of $5,885,000 in cash, which includes $600,000 to be paid out to Water Island shareholders over two years. Additionally, the Company estimates that approximately $600,000 of transaction costs will be incurred, which will be accounted for as part of the purchase price. With the acquisition of the outstanding common stock, Glacier assumed all assets and liabilities of Water Island, Inc. Management is currently in the process of evaluating the fair value of the assets and liabilities assumed, which preliminarily approximates a net asset balance of $4,065,000, which would result in goodwill of approximately $2,400,000. The final purchase accounting is subject to changes in the final determination of transaction costs and a final evaluation report to be provided by an independent third party. The transaction will be financed with cash on hand and future borrowings under the Company’s credit facility.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ended after December 15,

2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and are contained herein. The adoption of this statement did not have a material impact on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of this interpretation did not have a material impact on the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable interests entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this interpretation did not have a material effect on the consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. Although as of September 28, 2003, the Company has no outstanding bank debt, any outstanding bank debt would be tied to the bank’s prime lending rate and as such, the Company is at risk due to increases in market rates. A ten percent change in the bank’s lending rate would have the potential of increasing the interest on the expected average outstanding borrowings of the bank debt and impacting the future earning of the Company by less than $30,000 annually. The Company’s exposure to interest rate risk relates primarily to the opportunity cost of fixed rate obligations associated with the Trust Preferred Securities. The Company believes that the fixed rate represents the Company’s long-term market rate. Therefore, there is no significant opportunity cost associated with the fixed rate. At September 28, 2003, the Company held a portfolio of marketable securities consisting entirely of debt instruments available-for-sale with an estimated fair value equal to $540,000. As of September 28, 2003, the Company held no convertible debt securities or equity securities available-for-sale. The Company’s entire portfolio is invested by Kayne Anderson Capital Advisors, L.P., a related party, primarily in fixed-rate corporate bonds.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In December 2002, the Environmental Law Foundation (“ELF”) brought an action against Glacier. The complaint in this action claimed that some of Glacier’s machines failed to remove chemical byproducts of the chlorination process found in the source municipal water to the maximum level specified in a California statute and accordingly alleged that Glacier engaged in unlawful and fraudulent business practices and false advertising. The complaint did not allege any claims based on the safety of Glacier’s water. The complaint sought injunctive relief and repayment of unspecified amounts to customers. Glacier was subsequently notified by the City of Los Angeles (the “City”) that it was considering bringing a similar action. After engaging in joint discussions with ELF and the City, Glacier entered into a court approved agreement in October 2003, resolving the matter with such parties. Such resolution involves the payment of an aggregate of approximately $405,000 and increased testing of machines, but does not constitute an admission of any violation of the law by the Company. Glacier accrued $410,000 ($5,000 of which has been since reversed) of expense in the quarter ended June 29, 2003 in connection with the settlement. Glacier believes that neither the monetary component nor the increased testing of machines will materially impact its business or financial condition. The $405,000 was paid on November 5, 2003 and is included in accrued liabilities in the accompanying consolidated balance sheet as of September 28, 2003.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	31.1	Certification of Brian H. McInerney, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of W. David Walters, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Brian H. McInerney, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of W. David Walters, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

On August 13, 2003, the Company filed a current report on Form 8-K reporting under Item 12, the issuance of a press release disclosing the earnings for the quarter ended June 29, 2003.

On September 8, 2003, the Company filed a current report on Form 8-K reporting under Item 5, announcing an agreement to purchase Water Island, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLACIER WATER SERVICES, INC.

Date: November 7, 2003	By:	/s/ Brian H. McInerney
Brian H. McInerney
President and Chief Executive Officer

Date: November 7, 2003	By:	/s/ W. David Walters
W. David Walters
Senior Vice President and
Chief Financial Officer