Form 10-K
period 2003-12-28
GLACIER WATER SERVICES INC
filed 2004-03-24
CIK 883505

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

      For the fiscal year ended:         December 28, 2003

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

                         Commission file number: 1-11012

                          GLACIER WATER SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                        33-0493559
  -------------------------------                      -------------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

          2651 La Mirada Drive, #100
                Vista, CA                                      92081
    ----------------------------------------                ----------
    (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: (760) 560-1111
                                                    --------------
Securities registered pursuant of Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)   YES  [ ]    NO [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $16,026,007 (calculated at the closing price on the American Stock Exchange as of the last business day of the registrant's most recently completed second quarter multiplied by outstanding shares held by non-affiliates). For purposes of the foregoing calculation, the registrant has excluded from the group of stockholders deemed to be non-affiliates any outstanding shares of common stock known by the registrant to be held by its officers, directors and employees.

As of February 1, 2004 the registrant had 2,119,591 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2003 fiscal year.

         The statements incorporated by reference or included in this Annual Report about the results of our operations or financial condition contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this report or incorporated by reference are intended to be subject to the safe harbor protection provided by the federal securities laws.

         Forward-looking statements often, although not always, may be found by looking for words or phrases such as "may", "will", "intend(s)", "expect(s/ed)", "anticipate(s/ed)", "will likely", "will continue", "estimate(s/ed)", "outlook" and similar words used in this report.

         Forward-looking statements are subject to numerous estimates, assumptions, risk and uncertainties (including trade relations and competition) that may cause our actual results to be materially different from any future results expressed or implied in these statements. We caution readers not to place undue reliance on these statements because they are subject to risks and uncertainties.

         The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we, or persons acting on our behalf, may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

         The Company's water vending machines are connected to the municipal water source at each of the retail locations. The water vending machines reduce impurities in the water through a combination of micron filtration, reverse osmosis, carbon absorption and ultraviolet disinfection. The Company charges significantly less than the price of water sold off-the-shelf in retail locations or sold through home delivery services. The Company's water vending machines are clustered in close proximity to one another within the geographic areas served in order to provide cost-effective, quality service. The majority of the water vending machines are serviced weekly.

         Historically, the Company has operated water vending machines designed primarily for outside use in warm weather climates. Since 1995, the Company has utilized water vending machines specifically designed to be installed inside retail locations. The in-store machines afford the Company significant opportunities for continued expansion into new cold weather markets and to add in-store machines at existing outside machine locations. As of December 28, 2003, the Company had approximately 11,600 outside machines and 3,900 in-store machines in operation.

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

The Bottled Water Industry

         The bottled water market in the United States is estimated at $8 billion in wholesale sales or approximately six billion gallons. Bottled water is distributed through three principal channels: packaged water sold off-the-shelf in retail locations, packaged water delivered to homes and offices, and water sold through vending machines. Like water sold off-the-shelf or through home delivery services, vended water is processed using reverse osmosis. Although generally equivalent in quality, vended water is sold at a substantially lower price than off-the-shelf and delivered water. Vended water eliminates two principal cost components: packaging, because consumers provide their own containers, and transportation.

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

         The Company's drinking water competes with bottled water sold in containers inside retail outlets, with water sold in containers delivered directly to homes and offices, and other water vending machine operators. The principal costs associated with water sold off-the-shelf and through home delivery are packaging and distribution, which costs are reflected in the retail price to the consumer. Because the Company's water is processed on-site inside the water vending machines and the consumer provides the container for the Company's product, the Company is able to avoid the packaging and distribution costs incurred by its competitors whose bottled water is sold in containers inside retail outlets or delivered directly to homes and offices. Accordingly, the Company passes on these savings to consumers by generally charging a retail price of $0.25 to $0.49 per gallon, compared with retail pricing generally ranging from approximately $0.69 to over $1.29 per gallon for water sold in containers in retail outlets. Bottled water sold in containers delivered directly to consumers' homes generally sells at an effective price in excess of $1.00 per gallon, including the cost of renting the dispensing unit.

         Develop and Maintain Relationships With Retail Accounts. The Company arranges to place its outdoor and in-store water vending machines on the premises of supermarkets and other retail locations. The Company provides the machines and pays for all installation costs, while the retailer provides and pays for the required municipally supplied water and for the electricity to operate the machines. The Company pays commissions to the retailers, generally based upon a percentage of sales. As retailers become increasingly cognizant of the growing demand for vended water, the Company believes it can continue to capitalize on its existing relationships to place in-store water vending machines at locations where the Company has already successfully placed outdoor water vending machines.

         Most of the Company's arrangements with its retail trade accounts are evidenced by written contracts which have terms that generally range from three to five years and contain termination clauses as well as automatic renewal clauses. During the term of these agreements, the Company usually has the exclusive right to provide water vending machines at specified locations. The Company aggressively competes to maintain existing retail accounts and to establish new retail relationships. The Company has long-term contracts with three retailers whose volume accounted for 12.1%, 11.4%, and 10.8% of fiscal 2003 revenues. The loss of any significant retail account could have a material adverse impact upon the Company's financial position.

         Increase Brand and Product Awareness. The Company believes that it will continue to benefit from increasing consumer awareness and trial usage. To date, the Company has used point-of-purchase signage, special introductory and promotional pricing, and promotional activities coinciding with the installation of new machines as its primary marketing tools. Additionally, the Company's marketing efforts have focused on the development and promotion of "Glacier" as a recognizable brand to the consumer and the supermarket industry.

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

Growth Strategy

         According to a recent study by an industry source, there are approximately 200,000 grocery stores, supermarkets, drug stores and convenience stores in the United States. The Company currently operates water vending machines at approximately 13,000 such locations. The Company intends to continue its expansion efforts into new locations. The Company's growth strategy includes the following:

         Increase Penetration in Existing Domestic Markets. The Company operates in 39 states throughout the United States through the use of both in-store and outside water vending machines. Management believes it can place additional outdoor machines with both existing and new retail accounts. Management also believes there are significant opportunities to add in-store water vending machines at its current retail chain account locations without adversely affecting revenues generated by its outdoor machines at such locations. The Company continually monitors the performance of retail locations and periodically redeploys machines to improve revenues and the return on assets deployed.

         Expand Into New Domestic Markets. The Company intends to continue placing its in-store water vending machines inside retail locations in cold-weather regions throughout the United States. In addition, the Company intends to expand into new warm-weather markets using both in-store and outdoor machines at large supermarket, drug store, and convenience store chains.

         Pursue Select Acquisition Opportunities. The Company continues to evaluate and pursue select strategic acquisition opportunities. On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation, collectively "Pure Fill". The Pure Fill acquisition increased the Company's presence in California, Texas and Florida. On October 7, 2003, Glacier acquired Water Island, Inc. The Water Island acquisition increased the Company's presence in the Midwest.

Competition

         The bottled water market is highly competitive. The Company competes in the bottled water market with companies that deliver water to homes and offices, companies that sell bottled water off-the-shelf and other water vending machine operators. Many of the Company's competitors have significantly greater resources than the Company. Since the Company's primary competitive advantage over water delivery services and off-the-shelf bottled water is price, a substantial decline in the price of either delivered or off-the-shelf bottled water could adversely affect the demand for water dispensed from the Company's water vending machines. The Company's competitors within the water vending market are primarily small to medium size independent operators. Although the Company believes that there are barriers to entry for new and existing competitors in the water vending market due to, among other things, the substantial capital outlay required to purchase the number of machines needed to achieve competitive operating efficiencies, a competitor with financial resources may be able to compete with the Company.

Seasonality

         The Company's revenues are subject to seasonal fluctuations, with decreased revenues during rainy or cold weather months and increased revenues during dry or hot weather months.

Intellectual Property

         The tradename and trademarks "Glacier Water" and "Glacier Water & Penguin Design" used by the Company contain the word "Glacier", which is commonly used and has been registered in connection with other marks and designs by a number of other entities for water and related services. The mark "Glacier Water", by itself, is considered by the United States Patent and Trademark Officer (the "PTO") to be generic in relation to water and related services. The Company believes that no party can claim exclusive rights to "Glacier Water", and the Company may only claim rights to stylized forms of the mark or the mark with design elements. Notwithstanding the foregoing, no assurance can be given that other entities might not assert superior or exclusive rights to the marks and seek to obtain damages from the injunctive relief against the Company. Thus, there can be no assurance that the Company's use of the tradename and trademarks "Glacier Water" and "Glacier Water & Penguin Design" will not violate the proprietary rights of others, which could result in a material adverse effect on the Company.

         As part of the Pure Fill acquisition, Glacier acquired several patents for water dispensing machines as well as container designs. The Company also acquired several trademarks, including the "Pure Fill" trademark.

Government Regulation

         The water vending industry is subject to various federal, state and local laws and regulations, which require the Company, among other things, to obtain licenses for its business and water vending machines, to pay annual license and inspection fees, to comply with certain detailed design and quality standards regarding the vending machines and the vended water, and to continuously control the quality of the vended water. The Company's water vending machines are subject to routine and random regulatory quality inspections. Although the Company believes it is operating in substantial compliance with these laws and regulations, such laws and regulations and their interpretations and enforcement are subject to change. There can be no assurance that additional or more stringent requirements will not be imposed on the Company's operations in the future. Failure to comply with such current or future laws and regulations could result in fines against the Company, a temporary shutdown of the Company's operations, the loss of certification to sell its product or, even in the absence of governmental action, a reduction in the Company's profit margin based on increases in licensing or inspection fees payable by the Company or other additional compliance costs.

Insurance

         The Company carries general and product liability insurance. Its combined coverage is $26,000,000 per occurrence and $27,000,000 in the aggregate, which the Company believes to be adequate.

Employees

         As of December 28, 2003, the Company had 331 employees, including 72 in warehousing, administration and sales and 259 in operations. The Company's employees are not represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

Item 2.  Properties

         The Company leases approximately 25,000 square feet of executive offices and warehouse space in Vista, California for its corporate offices with a lease that expires in May 2006. The Company also leases various other facilities for area service centers. These leases range in size from approximately 1,100 to 20,200 square feet and expire on various dates from February 2004 through June 2008.

Item 3.  Legal Proceedings

         The Company is not currently a party to any material legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2003.

                                     PART II

Item 5.  Market for Registrant's  Common Equity and Related Stockholder Matters

         The Common Stock of Glacier ("Common Stock") is traded on the American Stock Exchange under the symbol "HOO". The following table sets forth the range of high and low sales prices on the American Stock Exchange for the Common Stock for the periods indicated.





            2002                   High         Low             2003                High        Low
            ----                   ----         ---             ----                ----        ---
            First Quarter        $  13.42    $   7.55           First Quarter      $  17.80    $  13.81
            Second Quarter          13.20       11.90           Second Quarter        17.78       14.10
            Third Quarter           14.25       12.90           Third Quarter         20.25       15.45
            Fourth Quarter          18.20       13.00           Fourth Quarter        21.90       19.35


         The Company did not pay dividends on its Common Stock in 2003 or 2002 and does not presently intend to pay any dividends on its Common Stock in the foreseeable future. The Company had 30 stockholders of record as of December 28, 2003.

         On November 22, 2002, the Company announced its intention to give its common stockholders the opportunity to exchange their shares of Glacier Water Common Stock for Trust Preferred Securities ("Trust Preferred Securities") issued by Glacier Water Trust I, a wholly owned subsidiary of the Company, and guaranteed by the Company (the "Trust"), ("Exchange Offer"). Pursuant to the Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, a total of 983,880 shares of Common Stock were exchanged for a total of 787,105 Trust Preferred Securities at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security. The Trust Preferred Securities delivered in exchange for the Common Stock were issued as part of an original issuance of 3,400,000 Trust Preferred Securities, which were sold in an underwritten public offering in January 1998 at $25.00 per Trust Preferred Security.

         During the quarter ended July 1, 2001, the Company issued 16,000 shares of Glacier Water Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), which resulted in an increase to stockholders' equity (deficit) of $1,600,000, excluding related issuance costs. On September 30, 2003, the holder of the 16,000 outstanding shares of the Cumulative Redeemable Convertible Preferred Stock elected to convert these shares into 168,421 shares of the Company's Common Stock.

         For the year ended December 28, 2003, the Company recorded dividends associated with the Preferred Stock of $96,000 as compared to $128,000 for the year ended December 29, 2002.

Item 6.  Selected Financial Data

         The following sets forth selected financial data as of and for the periods presented. The Company's fiscal year ends on the Sunday closest to December 31st. This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto and other financial information appearing elsewhere in this Annual Report.


Statements of Operations Data

(in thousands, except share and per share data)                                      Fiscal Year Ended
                                                              Dec. 28,     Dec. 29,      Dec. 30,      Dec. 31,     Jan. 2,
                                                                2003         2002          2001         2000         2000
                                                                ----         ----          ----         ----         ----

Revenues                                                     $    72,316  $    71,029  $    60,345   $    59,176  $    56,774
Operating costs and expenses:
     Operating expenses                                           44,222       44,698       38,444        38,482       36,984
     Depreciation and amortization                                12,612       12,368       12,358        12,066       10,740
                                                             -----------  -----------  -----------   -----------  -----------
          Cost of goods sold                                      56,834       57,066       50,802        50,548       47,724

     Selling, general and administrative expenses                  9,956        9,777        9,275         8,838        9,143
     Integration and restructuring costs                              --        1,364           --         1,400           --
                                                             -----------  -----------  -----------   -----------  -----------
          Total operating costs and expenses                      66,790       68,207       60,077        60,786       56,867
                                                             -----------  -----------  -----------   -----------  -----------

Income (loss) from operations                                      5,526        2,822          268        (1,610)         (93)

Other (income) expenses:
     Interest expense                                              7,016        5,968        5,993         7,016        7,859
     Investment (income) expense                                     (90)          20         (227)        1,570        1,342
     Gain on early retirement of debt 1                               --           --           (4)       (4,198)      (2,617)
                                                             -----------  -----------  ------------  ------------ ------------
          Total other expenses                                     6,926        5,988        5,762         4,388        6,584
                                                             -----------  -----------  -----------   -----------  -----------

Loss before income taxes                                          (1,400)      (3,166)      (5,494)       (5,998)      (6,677)
Income tax benefit                                                    --         (593)          --            --       (2,059)
                                                             -----------  ------------ -----------   -----------  ------------
Net loss                                                          (1,400)      (2,573)      (5,494)       (5,998)      (4,618)

Preferred dividends                                                   96          128           66            --           --
                                                             -----------  -----------  -----------   -----------  -----------
Net loss applicable to common stockholders                   $    (1,496) $    (2,701) $    (5,560)  $    (5,998) $    (4,618)
                                                             ============ ============ ============  ============ ============

Basic and diluted loss per common share:
   Loss applicable to common stockholders                    $     (0.68) $     (0.95) $     (1.96)  $     (2.11) $     (1.62)
                                                             ============ ============ ============  ============ ============
      Weighted average shares used in calculation              2,185,761    2,843,217    2,834,474     2,836,965    2,850,253






Selected Balance Sheet Data
  (in thousands)
                                                                                          As of
                                                             --------------------------------------------------------------
                                                              Dec. 28,     Dec. 29,    Dec. 30,       Dec. 31,     Jan. 2,
                                                                2003         2002          2001          2000        2000
Cash, cash equivalents, and investments,
     available-for-sale                                      $   1,924    $   7,911    $   2,740     $   4,623    $ 14,031
Total assets                                                 $  65,730    $  66,724    $  63,140     $  74,616    $ 89,409
Long-term debt, notes payable and capital lease,
     including current portion                               $  85,571    $  67,485    $  61,965     $  69,755    $ 79,748
Stockholders' equity (deficit)                               $ (24,759)   $  (6,266)   $  (3,866)    $     232    $  4,673




     (1) In accordance with Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, the Company has reclassified the gain on the early retirement of debt from previous presentations as an extraordinary charge.

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


                                                                  Fiscal Year Ended
                                                    -------------------------------------------
                                                     December 28,   December 29,  December 30,
                                                         2003          2002           2001
                                                    -------------- ------------- --------------
Revenues                                                    100.0%        100.0%         100.0%
  Operating costs and expenses:
       Operating expenses                                    61.2          62.9           63.7
       Depreciation and amortization                         17.4          17.4           20.5
                                                    -------------- ------------- --------------
            Cost of goods sold                               78.6          80.3           84.2

       Selling, general and administrative expenses          13.8          13.8           15.4
       Integration and restructuring costs                     --           1.9             --
                                                    -------------- ------------- --------------
              Total costs and expenses                       92.4          96.0           99.6
                                                    -------------- ------------- --------------
Income from operations                                        7.6           4.0            0.4
Other expenses:
       Interest expense                                       9.6           8.4            9.9
       Investment (income) expense                           (0.1)           --           (0.4)
       Extraordinary gain on early retirement of
        debt                                                   --            --             --
                                                    -------------- ------------- --------------
              Total other expenses                            9.5           8.4            9.5
                                                    -------------- ------------- --------------

Loss before income taxes                                     (1.9)         (4.4)          (9.1)
Income tax benefit                                             --          (0.8)            --
                                                    -------------- ------------- --------------
Net loss                                                    (1.9)%        (3.6)%         (9.1)%
                                                    ============== ============= ==============



Results of Operations

Overview

         Since its inception in 1983, the Company has created an extensive network of water vending machines located throughout the United States. The Company's water vending machines are placed at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations.

         Currently operating in 39 states, the Company continually looks for opportunities to expand its presence in existing markets as well as new high potential markets. The Company also looks for ways to reduce operating costs in all areas. The Company explores opportunities to implement technology to improve efficiency of servicing the vending machines to lower its operating costs. The Company continues to monitor selling, general and administrative expenses and reduce costs where possible.

         The Company looks for acquisition opportunities that will strengthen the Company and improve its operating results. On February 8, 2002, Glacier acquired substantially all of the assets of Pure Fill. Immediately after the acquisition, Glacier integrated the Pure Fill assets into the Glacier operations. On October 7, 2003, Glacier acquired Water Island, Inc., a privately held water vending company headquartered in Indianapolis, Indiana. Immediately after the acquisition, Glacier integrated Water Island into the Glacier operations (see "Note 2").

Revenues

         Revenues for fiscal year 2003 increased 1.8% to $72,316,000 from $71,029,000 in fiscal year 2002. The impact of unusually heavy rainfall and cooler temperatures across the United States during 2003 was offset by a half-cent increase in the average price per gallon sold and the additional revenues as a result of the Water Island acquisition in the fourth quarter of 2003. As of December 28, 2003, the Company had approximately 15,500 machines in operation, compared to 14,000 machines at December 29, 2002. Revenues for the fiscal year 2002 increased 17.7% to $71,029,000 from $60,345,000 in fiscal 2001.
The revenue increase in 2002 was due to a 15.9% increase in volume, driven primarily by the acquisition of the Pure Fill assets in 2002, as well as increases in the average price per gallon sold during 2002 compared to 2001.

Costs and Expenses

         Operating expenses, excluding depreciation and amortization, for the fiscal year ended December 28, 2003 decreased slightly to $44,222,000 from $44,698,000 for fiscal year 2002. Due to the immediate integration of Water Island into the Glacier operations during the fourth quarter 2003, the precise amount of the operating expenses and selling, general and administrative ("SG&A") expenses attributable to Water Island is not determinable. Operating costs, excluding depreciation and amortization, as a percent of revenues was 61.2% for fiscal 2003 compared to 62.9% for the prior year. The Company strives to locate machines in close proximity to one another within the geographic area served, thereby creating clusters of machines in order to provide cost-effective, frequent service. The integration of the Water Island acquisition provides opportunities to continue leveraging service costs in the Midwest.

         Operating expenses, excluding depreciation and amortization, for the fiscal year ended December 29, 2002 increased to $44,698,000 from $38,444,000 for fiscal year 2001. The increase in total operating expenses was primarily due to higher servicing costs due to the increased revenues. Due to the immediate integration of the additional Pure Fill routes into the Glacier operations, the precise amount of the operating expenses and SG&A expenses in 2002 attributable to the Pure Fill assets is not determinable. Operating costs, excluding depreciation and amortization, as a percent of revenues was 62.9% for fiscal 2002 compared to 63.7% for the prior year.

         Depreciation and amortization expense for fiscal year ended December 28, 2003 increased to $12,612,000, compared to $12,368,000 for the same period last year. The increase in depreciation and amortization expense was due primarily to the addition of Water Island in the fourth quarter of 2003 and the additional depreciation expense of approximately $445,000 related to a change in the estimated useful life and salvage value of the Company's vending equipment, and was offset partially by other fixed assets becoming fully depreciated. The Water Island assets generated approximately $380,000 of depreciation and amortization expense for fiscal 2003. The Company currently has sufficient machines in storage available for deployment in fiscal 2004. Machines that have been previously installed and are in storage awaiting redeployment are currently being depreciated.

          Depreciation and amortization expense for the fiscal year ended December 29, 2002 was $12,368,000 compared to $12,358,000 for the prior year. The increase in depreciation and amortization expense was due primarily to the additional Pure Fill assets, and was offset partially by other fixed assets becoming fully depreciated. The Pure Fill assets generated approximately $538,000 of depreciation and amortization expenses in fiscal 2002.

         Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $2,296,000, $2,587,000, and $2,553,000 for years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively.

         SG&A expenses for fiscal 2003 increased $179,000 to $9,956,000, or 13.8% of revenues, compared to $9,777,000, or 13.8% of revenues, in fiscal 2002. The increase in SG&A expenses in fiscal 2003 compared to 2002 was primarily due to the payment of approximately $405,000 in legal expenses incurred in connection with an action brought against Glacier by the Environmental Law Foundation ("ELF"), and was partially offset by reductions in various other SG&A expenses. ELF claimed that some of the Company's machines failed to remove chemical byproducts of the chlorination process found in municipal water to the maximum level specified in California law and as a result, allegedly engaged in unlawful and fraudulent business practices and false advertising. The claim was resolved by the payment made in November 2003 of approximately $405,000 (much of which was paid to the City of Los Angeles with the agreement of ELF) and Glacier's agreement to conduct increased testing of machines. No admission of any violation of law was made by the Company. SG&A expenses for fiscal 2001 were $9,275,000 or 15.4% of revenues. The increase in SG&A expenses in fiscal 2002 compared to fiscal 2001 was primarily due to the addition of the Pure Fill operations.

         Costs during the year ended December 29, 2002 associated with the restructuring of existing Glacier operations and costs necessary to integrate the assets of Glacier and Pure Fill that were expected to benefit future operations were expensed as integration and restructuring costs after management had completed and approved the plans and associated costs. Integration costs totaled $1,364,000 for the year ended December 29, 2002, and were recognized as integration and restructuring costs in the consolidated statement of operations. Integration costs were principally for the removal and replacement, transportation and disposal of vending equipment.

         As a result of the above, income from operations increased to $5,526,000 for the year ended December 28, 2003, compared to $2,822,000 for the year ended December 29, 2002 and $268,000 for the year ended December 30, 2001.

         Interest expense for fiscal year 2003 increased to $7,016,000, compared to $5,968,000 in fiscal 2002. The increase was primarily due to additional interest of approximately $1,260,000 associated with the increase in long-term debt outstanding as a result of the Exchange Offer. Interest expense for fiscal 2001 was $5,993,000.

         The Company had no investments at December 28, 2003 compared to an investment portfolio which totaled $603,000 at December 29, 2002, which included non-investment grade securities comprised of corporate debt securities and a mortgage backed security with carrying values of $540,000 and $63,000, respectively. For the year ended December 28, 2003, the Company had a net realized gain on investments of $90,000, compared to a net realized loss on investments of $20,000 for the year ended December 29, 2002 and a net realized gain on investments of $227,000 for the year ended December 30, 2001. The investment income for fiscal 2003 consisted of net realized gain on the sale of investments of $23,000 and investment earnings of $70,000, partially offset by management fees of $3,000. For fiscal year 2002, the investment expense consisted of net realized loss on the sale of investments of $133,000 and management fees of $7,000, offset by investment earnings of $120,000. For fiscal year 2001, the investment income consisted of investment earnings of $274,000 offset by management fees of $13,000 and net realized losses on the sale of investments of $34,000. During fiscal years 2001 through 2003, investments were managed by Kayne Anderson Capital Advisors, L.P., a related party.

         As a result of changes in the U.S. federal tax laws during fiscal year 2002 relating to operating loss carry-backs, the Company recorded an income tax benefit of $379,000 reflecting the carry-back of additional net operating losses to recover previously paid U.S. federal income taxes. This income tax refund was received prior to the end of fiscal 2002. A change in estimate of the deferred tax asset valuation allowance, resulted in an additional $214,000 income tax benefit being recorded at December 29, 2002. Due to the uncertainty of the utilization of the net operating loss in future periods, no tax benefit was recorded for fiscal years 2003 and 2001.

         Between August 1999 and January 2001, the Company repurchased 921,400 shares of the 9.0625% Trust Preferred Securities issued by Glacier Water Trust
I. On November 22, 2002, the Company announced its intention to give its common stockholders the opportunity to exchange their shares of Glacier Water Common Stock for Trust Preferred Securities (the "Exchange Offer"). Pursuant to the Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, a total of 983,880 shares of Common Stock were exchanged for a total of 787,105 Trust Preferred Securities at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security. Each Trust Preferred Security has a liquidation value of $25.00 per share. The Exchange Offer increased long-term debt by approximately $19,678,000, the total liquidation value of the 787,105 Trust Preferred Securities. The Company will incur additional annual interest of approximately $1,783,000 in connection with the 787,105 Trust Preferred Securities. On a proforma basis, as if the transaction had occurred on January 1, 2003, the additional interest expense associated with newly reissued Trust Preferred Securities would have increased stockholders' deficit and net loss applicable to common stockholders by approximately $500,000 and basic and diluted loss per share by $0.23, for the year ended December 28, 2003. As of December 28, 2003, there were 3,265,705 Trust Preferred Securities outstanding (other than 134,295 shares held by the Company), which had a carrying value of $81,643,000 and have a maturity date of January 31, 2028. All Trust Preferred Securities, other than those held by the Company, are included in long-term debt.

         For fiscal year 2003, the Company incurred a loss applicable to common stockholders of $1,496,000, or $0.68 per basic and diluted common share, compared to a loss of $2,701,000, or $0.95 per basic and diluted common share, in 2002 and $5,560,000 or $1.96 per basic and diluted common share, in 2001.

Liquidity and Capital Resources

         The Company's primary sources of liquidity and capital resources are cash and investments, cash flows from operations, and funds available under the Company's credit facility. In connection with the Pure Fill acquisition, the Company entered into a $10,000,000 credit facility with City National Bank on February 19, 2002. The $10,000,000 credit facility originally consisted of a $4,000,000 revolving credit portion and a $6,000,000 term portion. On February 1, 2003, the Company replaced the term portion, which had an outstanding balance of $4,800,000 as of that date. The term portion was canceled and replaced with a new $4,800,000 revolving note. The credit availability on the new revolving note was to be reduced by $300,000 every three months beginning May 1, 2003 until its maturity in February 2007. The new revolving note required monthly interest payments at the Bank's prime rate plus 1.50%. The original $4,000,000 revolving credit portion of the credit facility (which remained in effect) required monthly interest payments at the Bank's prime rate plus 1.00%. The new revolving note and the original $4,000,000 revolving credit portion of the credit facility required a quarterly unused facility fee of 0.50% per annum and 0.25% per annum, respectively. On February 21, 2003, the Company repaid the new revolving note.

         On October 7, 2003, the Company restructured its credit facility with City National Bank in connection with the acquisition of Water Island. The two existing revolving notes, under which no borrowings were outstanding, were replaced with a new $12,000,000 revolving credit facility, which has a maturity date of February 1, 2009. The credit availability on the new revolving credit facility is reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The new credit facility requires monthly interest payments at the City National Bank's prime rate plus 1.00% (5.00% per annum at December 28, 2003). The new credit facility requires a quarterly unused facility fee of 0.50% per annum, and contains certain customary financial covenants which restrict indebtedness and capital expenditures. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the new credit facility. The Company was in compliance at December 28, 2003 with all such covenants. Availability under the new $12,000,000 revolving credit facility was $10,500,000 as of December 28, 2003.

         For fiscal 2003, net cash provided by operations was approximately $10,430,000. The Company made capital investments in vending machines and other equipment of approximately $5,013,000 and purchased Water Island for approximately $5,366,000, net of cash. Net cash used in financing activities was approximately $5,992,000. As of December 28, 2003, the Company had working capital of $895,000. Because the Company does not have significant trade accounts receivable and product inventories, working capital will vary from time to time depending on the timing of payables, other accrued liabilities, and payments of prepaid contract rights. The Company's stockholders' deficit as of December 28, 2003 was $24,759,000, which amount continues to be below the American Stock Exchange's listing guidelines. Although no actions have been taken to date, it is possible that the American Stock Exchange could delist the Company's stock.

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

         The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to other indebtedness of the Company. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Trust Preferred Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time since January 31, 2003. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Trust Preferred Securities. Issuance costs of approximately $4,100,000 related to the Trust Preferred Securities are deferred and are being amortized over the period until the mandatory redemption of the securities in January 2028. Through December 29, 2002, the Company had repurchased 921,400 shares of the Trust Preferred Securities, or $23,035,000 of Subordinated Debentures. Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, 983,880 shares of Common Stock were exchanged for a total of 787,105 Trust Preferred Securities at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security. Each Trust Preferred Security has a liquidation value of $25.00 per share. The Exchange Offer increased long-term debt by approximately $19,678,000, the total liquidation value of the 787,105 Trust Preferred Securities. As of December 28, 2003, there were 3,265,705 Trust Preferred Securities outstanding (other than those held by the Company), which had a carrying value of $81,643,000 and have a maturity date of January 31, 2028. All Trust Preferred Securities, other than 134,295 shares held by the Company, are included in long-term debt.

         During the quarter ended July 1, 2001, the Company issued 16,000 shares of Cumulative Redeemable Preferred Stock, which resulted in a decrease to stockholders' deficit of $1,600,000, excluding related issuance costs. Holders of the Cumulative Redeemable Preferred Stock were entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend at the rate of 8% per annum of the original purchase price of each share of Cumulative Redeemable Preferred Stock. If any dividends were declared on the Common Stock, dividends would also be paid on the Preferred Stock on an as-converted basis. For the year ended December 28, 2003, the Company recorded dividends associated with the Cumulative Redeemable Preferred Stock of $96,000 compared to $128,000 and $66,000 for the years ended December 29, 2002 and December 31, 2001, respectively. On September 30, 2003, the holder of the 16,000 outstanding shares of the Cumulative Redeemable Convertible Preferred Stock elected to convert these shares into 168,421 shares of the Common Stock.

         The Company believes that its cash, investments on hand, cash flow from operations and the availability under its credit facility will be sufficient to meet its anticipated amounts due under its credit facility, operating and capital requirements, as well as distributions related to the Trust Preferred Securities, for at least the next twelve months.

Contractual Commitments

         The Company is obligated to make payments under specific contractual obligations and commitments. The Company has no minimum annual purchase requirements under any agreement with any of its vendors. A summary of these contractual obligations and commitments is as follows:



                   2004       2005       2006       2007       2008   Thereafter    Total
                --------- ---------- ---------- ---------- ---------- ----------  ---------
Operating leases  $1,095       $817       $612       $337        $80        $--     $2,941
Capital leases       244        262        661         --         --         --      1,167
Notes payable        761        460         40         --         --      1,500      2,761
Long-term debt        --         --         --         --         --     81,643     81,643
                --------- ---------- ---------- ---------- ---------- ----------  ---------
Total             $2,100     $1,539     $1,313       $337        $80    $83,143    $88,512
                ========= ========== ========== ========== ========== ==========  =========



         The Company is also obligated to make commission payments to retailers based on a percentage of vending machine revenues. The Company is unable to determine the amount of these payments due to the fact that they are based on future revenues.

Off-Balance Sheet Arrangements

         The Company does not utilize "special purpose entities" for any transactions. The Company's only "off-balance sheet" obligations are for operating leases that are disclosed in the notes to the financial statements.

New Accounting Pronouncements

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the consolidated financial statement.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 has not had a material impact on the consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No.
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of this interpretation did not have a material impact on the consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, ("FIN 46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable interests entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this interpretation did not have a material effect on the consolidated financial statements.

         In December 2003, FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which supercedes FIN46. The application of the revised interpretation is required in the financial statements of companies that have interests in special purpose entities for periods after December 15, 2003. The application of this interpretation did not have a material effect on the consolidated financial statements.

Impact of Inflation

         The primary inflationary factors affecting the Company's operation include labor and fuel costs. The Company does not believe that inflation has materially affected earnings during the past three years. Substantial increases in costs and expenses particularly in labor, fuel and other operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed on through retail price increases for vended water sold to consumers.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from these estimates. Specifically, management must make estimates in the following areas:

Revenue Recognition

         The Company recognizes revenue from the sale of its product at the point of purchase, which occurs when the customer vends the water and pays for the product. Due to the fact that the Company has approximately 15,500 vending machines, it is impractical to visit all machines at the end of each reporting period. Consequently, the Company estimates the revenue from the last time each machine was serviced until the end of the reporting period, based on the most current daily volume of each machine. For the years ended December 28, 2003, December 29, 2002 and December 30, 2001, the Company recorded approximately $2,284,000, $1,446,000 and $1,446,000, respectively, of such estimated revenues, which represents an average of approximately 13 days, 9 days and 9 days, respectively, per machine. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, corrected copy, provides guidance on the application of existing generally accepted accounting principles to selected revenue recognition issues. The Company believes that its revenue recognition policy is consistent with the guidance and is in accordance with generally accepted accounting principles.

Allowance for Doubtful Accounts

         The Company records accounts receivable for revenues generated by inside machines. Such revenues are collected by the retailers and remitted to the Company. The Company provides a reserve against receivables for estimated losses that may result from a retailer's inability to pay. The Company determines the amount of the reserve by analyzing uncollected accounts, aged receivables, historical losses and the retailer's credit worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Should a retailer's account become past due, the Company works with the retailer to resolve the past due amounts including replacing non-coin operated machines with coin operated machines and placing the account on hold or other actions as necessary to resolve the past due amounts. Accounts receivable totaled $2,269,000 and the allowance for doubtful accounts was $151,000 at December 28, 2003. This allowance is consistent with historical amounts reserved by the Company.

Repair Parts

         Repair parts are stated at cost (moving weighted average). Management reviews the parts on a regular basis for excess, obsolete and impaired items based on estimated future usage. The likelihood of any material write-down is dependent on future machine repairs or new machine developments. Repair parts were valued at $1,718,000 at December 28, 2003.

Valuation of Goodwill

         In 2002, Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, became effective and as a result, goodwill was no longer subject to amortization. In lieu of amortization, the Company is required to perform an annual review for impairment. Goodwill is considered to be impaired if it is determined that its carrying value exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Assessing the impairment of goodwill requires the Company to make assumptions and judgments regarding the fair value of the net assets of the Company. The Company has completed its annual evaluation for the impairment of goodwill as of December 28, 2003 and has determined that no impairment existed as of that date. The net book value of goodwill totaled $6,996,000 as of December 28, 2003.

Depreciable Useful Lives

         Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the asset. During the quarter ended December 28, 2003, the Company revised the estimated useful life and salvage value assigned to vending equipment. The revisions were based on actual historical performance of the vending machines, which demonstrated that the average machine is in service for periods longer than the ten year estimated useful life previously assigned to vending machines, and that the salvage value at the end of service is lower than the estimates historically assigned. As a result, the Company changed the estimated useful life of its vending machines to 13 years and reduced the salvage value to 10% from 20% of cost. As a result of these changes, the Company incurred approximately $445,000 of additional depreciation expense in the quarter ended December 28, 2003. When an original component is replaced, the replacement cost is expensed, which results in a charge to income in an amount which approximates the depreciable cost of the components. Costs associated with installing vending equipment are capitalized and depreciated over five years, which is the normal contractual period with the retailers. Other equipment, furniture and fixtures have an estimated useful life of three to ten years. Leasehold improvements are given an estimated useful life of the shorter of its estimated life or the term of the lease. All maintenance, repair and refurbishment costs are charged to operations as incurred. Additions and major improvements are capitalized. Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment.

Valuation of Long-Lived Assets

         The Company periodically assesses long-lived assets for impairment, which requires the use of assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if it is determined that the carrying value may not be recoverable based upon an assessment of the following events or changes in circumstances:

     -- the asset's ability to continue to generate income from operations and positive cash flow in future periods;

     --   loss of legal ownership of the asset;

     -- significant changes in the strategic business objectives and utilization of the asset;

     --   the impact of significant negative industry or economic trends; and/or

     -- any volatility or significant decline in the Company's stock price and market capitalization compared to its net book value

         The Company evaluates and assesses its long-lived assets for impairment under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, the Company bases the useful lives and related amortization or depreciation expense on its estimate of the period that the assets will generate revenues or otherwise be used. At December 28, 2003, the net book value of identifiable intangible assets that are subject to amortization totaled $714,000 and the net book value of property and equipment total $45,455,000.

Litigation

         From time to time, claims are made against the Company in the ordinary course of business. With the assistance from legal counsel, estimated amounts for such claims that are probable and can reasonably be estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated accruals would be dependent on new claims as they arise and the favorable or unfavorable outcome of the particular litigation. As of December 28, 2003, the Company was not a party to any legal proceeding that is likely to reasonably have a material impact on the results of operations or financial condition of the Company.

Valuation of Deferred Income Taxes

         Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which the Company operates, changes in the deductibility of interest paid on our subordinated debt and any significant changes in the tax treatment received on the Company's business combinations. As of December 28, 2003, the Company had federal and California net operating loss carryforwards of $30,559,000 and $10,766,000, respectively, which will begin to expire in 2013 and 2004 for federal and state income tax purposes, respectively.

Seasonality

         The Company's revenues are subject to seasonal fluctuations with decreased revenues during rainy or cold weather months and increased revenues during hot and dry weather months.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company's primary market risk exposure is interest rate risk. The Company's outstanding bank debt is tied to the bank's prime lending rate and as such, the Company is at risk due to increases in market rates. A 10% change in the bank's lending rate would have the potential of increasing the interest on the expected average outstanding borrowings of the bank debt and impacting the future earning of the Company by less than $35,000 annually. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed-rate obligations associated with the Trust Preferred Securities. The Company believes that the fixed rate represents the Company's long-term market rate. Therefore, there is no significant opportunity cost associated with the fixed rate. At December 28, 2003, the Company held no marketable securities available-for-sale.

Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements, together with accompanying Notes and the Independent Auditors' Report, KPMG LLP, and the Report of Independent Public Accountants, Arthur Andersen LLP, are set forth on pages 20 through 39 after Part IV of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         On July 1, 2002, the Company filed Form 8-K reporting the termination of the engagement of its former auditor, Arthur Andersen LLP.

         On July 16, 2002, the Company filed Form 8-K reporting the engagement of KPMG LLP as the independent auditors for the fiscal year ended December 29, 2002.

Item 9A.  Controls and Procedures

      Since December 28, 2003, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 28, 2003 to ensure that information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting since the date of such evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2003.

Item 11.  Executive Compensation

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2003.

Item 13.  Certain Relationships and Related Transactions

         The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2003.

Item 14.  Principal Accountant Fees and Services

      The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after December 28, 2003.

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

     (b) Reports on Form 8-K

               On October 3, 2003, the Company filed a current report on Form 8-K reporting under Item 5, the conversion of 16,000 shares of Cumulative Redeemable Convertible Preferred Stock to 168,421 shares of Common Stock.

               On October 8, 2003, the Company filed a current report on Form 8-K reporting the acquisition of Water Island, Inc. under Items 2 and 7.

               On November 17, 2003, the Company filed a current report on Form 8-K reporting earnings under Item 12.

                                      Index

                                                                          Page
Consolidated Financial Statements                                        Number

  Independent Auditors' Report, KPMG LLP                                   18
  Report of Independent Public Accountants, Arthur Andersen LLP            19
  Consolidated Balance Sheets at December 28, 2003 and
     December 29, 2002                                                     20
  Consolidated Statements of Operations for the fiscal years ended
     December 28, 2003, December 29, 2002, and December 30, 2001           21
  Consolidated Statements of Comprehensive Loss for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001 21 Consolidated Statements of Stockholders' Deficit for the fiscal years ended December 28, 2003, December 29, 2002, and
     December 30, 2001                                                     22
  Consolidated Statements of Cash Flows for the fiscal years ended
     December 28, 2003, December 29, 2002, and December 30, 2001           23
  Notes to Consolidated Financial Statements                               25

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Glacier Water Services, Inc.:

We have audited the accompanying consolidated balance sheets of Glacier Water Services, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002 and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the years in the two-year period ended December 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 financial statements of Glacier Water Services, Inc., as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 19, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Water Services, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002 and the results of their operations and their cash flows for each of the years in the two-year period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

                                  /s/ KPMG LLP

San Diego, California
February 13, 2004

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



/s/ ARTHUR ANDERSEN LLP

San Diego, California
February 19, 2002



NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN") IN CONNECTION WITH GLACIER'S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 29, 2002. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT
23.2 FOR FURTHER DISCUSSION.

                          GLACIER WATER SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                ASSETS
                                                                        December 28,  December 29,
                                                                             2003         2002
                                                                        ------------- ------------
Current assets:
       Cash and cash equivalents                                              $1,924       $7,308
       Investments, available-for-sale                                            --          603
       Accounts receivable, net of allowance for doubtful accounts of
        $151 and $94 as of
       December 28, 2003 and December 29, 2002, respectively                   2,118        1,593
       Repair parts                                                            1,718        1,600
       Prepaid expenses and other                                              1,058          954
                                                                        ------------- ------------
              Total current assets                                             6,818       12,058

Property and equipment, net                                                   45,455       44,536
Goodwill                                                                       6,966        4,129
Intangible assets, net                                                           714          527
Other assets                                                                   5,777        5,474
                                                                        ------------- ------------
Total assets                                                                 $65,730      $66,724
                                                                        ============= ============


                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable                                                       $1,143         $981
       Accrued commissions                                                     1,713        2,265
       Accrued liabilities                                                     2,062        2,259
       Current portion of obligations under capital lease                        244           --
       Current portion of long-term notes payable                                761        1,360
                                                                        ------------- ------------
              Total current liabilities                                        5,923        6,865

Long-term debt                                                                81,643       61,965
Long-term notes payable                                                        2,000        4,160
Long-term portion of obligations under capital lease                             923           --
                                                                        ------------- ------------
Total liabilities                                                             90,489       72,990
                                                                        ------------- ------------

Commitments and contingencies                                                     --           --
Stockholders' deficit:
       Preferred stock, $0.01 par value; liquidation preference $100 per share; 8% cumulative redeemable convertible; 100,000 shares authorized, 0 and 16,000 shares issued and outstanding at
        December 28, 2003 and December 29, 2002, respectively                     --           --
       Common stock, $0.01 par value, 10,000,000 shares authorized,
        2,118,841 and 2,851,141 shares issued and outstanding at
        December 28, 2003 and December 29, 2002, respectively                     37           35
       Additional paid-in capital                                             18,460       17,776
       Retained deficit                                                      (10,694)      (9,294)
       Treasury stock, at cost, 1,587,606 and 603,726 shares at December
        28, 2003 and December 29, 2002, respectively                         (32,562)     (14,852)
       Accumulated other comprehensive income                                     --           69
                                                                        ------------- ------------
          Total stockholders' deficit                                        (24,759)      (6,266)
                                                                        ------------- ------------
Total liabilities and stockholders' deficit                                  $65,730      $66,724
                                                                        ============= ============



The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)



                                                                       Fiscal Year Ended
                                                          -------------------------------------------
                                                          December 28,   December 29,   December 30,
                                                              2003            2002          2001
                                                          -------------- -------------- -------------
Revenues                                                        $72,316        $71,029       $60,345
Operating costs and expenses:
       Operating expenses                                        44,222         44,698        38,444
       Depreciation and amortization                             12,612         12,368        12,358
                                                          -------------- -------------- -------------
           Cost of goods sold                                    56,834         57,066        50,802

       Selling, general and administrative expenses               9,956          9,777         9,275
       Integration and restructuring costs                           --          1,364            --
                                                          -------------- -------------- -------------
              Total operating costs and expenses                 66,790         68,207        60,077
                                                          -------------- -------------- -------------

Income from operations                                            5,526          2,822           268
                                                          -------------- -------------- -------------
Other (income) expenses:
       Interest expense                                           7,016          5,968         5,993
       Investment (income) expense                                  (90)            20          (227)
       Gain on early retirement of debt                              --             --            (4)
                                                          -------------- -------------- -------------
              Total other expense                                 6,926          5,988         5,762
                                                          -------------- -------------- -------------

Loss before income taxes                                         (1,400)        (3,166)       (5,494)
Income tax benefit                                                   --           (593)           --
                                                          -------------- -------------- -------------
Net loss                                                         (1,400)        (2,573)       (5,494)

Preferred stock dividends                                            96            128            66
                                                          -------------- -------------- -------------
Net loss applicable to common stockholders                      $(1,496)       $(2,701)      $(5,560)
                                                          ============== ============== =============
Basic and diluted loss per share:
     Net loss applicable to common stockholders                  $(0.68)        $(0.95)       $(1.96)
                                                          ============== ============== =============
          Weighted average shares used in calculation         2,185,761      2,843,217     2,834,474
                                                          ============== ============== =============




                          GLACIER WATER SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)


                                                                       Fiscal Year Ended
                                                          --------------------------------------------
                                                          December 28,   December 29,   December 30,
                                                               2003           2002           2001
                                                          -------------- -------------- --------------

Net loss                                                        $(1,400)       $(2,573)       $(5,494)
                                                          -------------- -------------- --------------
Unrealized (loss) gain on securities:
  Unrealized holding (loss) gain arising during the period          (92)           246           (166)
  Less:  reclassification adjustment for net realized
   (gains) losses included in net loss                              (23)           133            (34)
                                                          -------------- -------------- --------------
Net unrealized (loss) gain                                          (69)           113           (132)
                                                          -------------- -------------- --------------
Comprehensive loss                                              $(1,469)       $(2,460)       $(5,626)
                                                          ============== ============== ==============




 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       (in thousands, except share data)


                                                                                             Accumulated
                                                             Additional                         Other
                        Preferred Stock     Common Stock     Paid-In    Retained  Treasury  Comprehensive
                         Shares  Amount    Shares    Amount   Capital    Deficit     Stock   Income (Loss) Total
                       ---------- ------ ----------- ------ ---------- ---------- ---------- -------- ----------
Balance, December 31,
 2000                         --    $--   2,834,474    $35    $16,188    $(1,227)  $(14,852)     $88       $232
Issuance of preferred
 stock                    16,000     --          --     --      1,594         --         --       --      1,594
Net unrealized loss on
 investments                  --     --          --     --         --         --         --     (132)      (132)
Dividends on preferred
 stock                        --     --          --     --        (66)        --         --       --        (66)
Net loss                      --     --          --     --         --     (5,494)        --       --     (5,494)
                       ---------- ------ ----------- ------ ---------- ---------- ---------- -------- ----------
Balance, December 30,
 2001                     16,000     --   2,834,474     35     17,716     (6,721)   (14,852)     (44)    (3,866)
Exercise of stock
 options                      --     --      16,667     --        188         --         --       --        188
Net unrealized gain on
 investments                  --     --          --     --         --         --         --      113        113
Dividends on preferred
 stock                        --     --          --     --       (128)        --         --       --       (128)
Net loss                      --     --          --     --         --     (2,573)        --       --     (2,573)
                       ---------- ------ ----------- ------ ---------- ---------- ---------- -------- ----------
Balance, December 29,
 2002                     16,000     --   2,851,141     35     17,776     (9,294)   (14,852)      69     (6,266)
Exercise of stock
 options                      --     --      83,159     --        782         --         --       --        782
Conversion of common
 stock to trust
 preferred securities         --     --    (983,880)    --         --         --    (17,710)      --    (17,710)
Net unrealized loss on
 investments                  --     --          --     --         --         --         --      (69)       (69)
Dividends on preferred
 stock                        --     --          --     --        (96)        --         --       --        (96)
Exchange of preferred
 stock for common stock  (16,000)    --     168,421      2         (2)        --         --       --         --
Net loss                      --     --          --     --         --     (1,400)        --       --     (1,400)
                       ---------- ------ ----------- ------ ---------- ---------- ---------- -------- ----------
Balance, December 28,
 2003                         --    $--   2,118,841    $37    $18,460   $(10,694)  $(32,562)     $--   $(24,759)
                       ========== ====== =========== ====== ========== ========== ========== ======== ==========



 The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)


                                                                          Fiscal Year Ended
                                                                 -----------------------------------
                                                                   Dec. 28,    Dec. 29,   Dec. 30,
                                                                     2003        2002        2001
                                                                 ----------- ----------- -----------
Cash flows from operating activities:
  Net loss                                                          $(1,400)    $(2,573)    $(5,494)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                                    12,612      12,368      12,358
    Loss on disposal of assets                                           48          91         125
    Gain on early retirement of debt                                     --          --          (4)
    Realized (gain) loss on sales of investments                        (23)        133          34
    Change in operating assets and liabilities excluding
     the impact of acquisitions in 2003 and 2002:
        Accounts receivable                                              87        (629)         37
        Repair parts                                                    111          84         (42)
        Prepaid expenses and other                                     (168)       (140)       (223)
        Other assets                                                   (120)         98         126
        Accounts payable, accrued liabilities and accrued
         commissions                                                   (717)       (561)        275
                                                                 ----------- ----------- -----------
            Net cash provided by operating activities                10,430       8,871       7,192
                                                                 ----------- ----------- -----------
Cash flows from investing activities:
       Investment in property and equipment                          (5,013)     (3,196)     (2,789)
       Cash paid in acquisitions, net of cash acquired               (5,366)     (5,424)         --
       Proceeds from sale of investments                                 --         483       1,617
       Proceeds from maturities of investments                          557          98         208
                                                                 ----------- ----------- -----------
         Net cash used in investing activities                       (9,822)     (8,039)       (964)
                                                                 ----------- ----------- -----------
Cash flows from financing activities:
       Dividends paid                                                  (128)       (128)        (34)
       Early retirement of long-term debt                                --          --          (5)
       Proceeds from borrowing on line of credit                         --          --       8,700
       Principal payments on line of credit and long-term notes
        payable                                                      (8,188)     (1,120)    (16,375)
       Proceeds from long-term notes payable                          1,600       6,000          --
       Principal payments under capital lease obligations               (58)         --          --
       Proceeds from issuance of stock                                  782         188       1,594
                                                                 ----------- ----------- -----------
         Net cash (used in) provided by financing activities         (5,992)      4,940      (6,120)
                                                                 ----------- ----------- -----------
Net (decrease) increase in cash and cash equivalents                 (5,384)      5,772         108
Cash and cash equivalents, beginning of year                          7,308       1,536       1,428
                                                                 ----------- ----------- -----------
Cash and cash equivalents, end of year                               $1,924      $7,308      $1,536
                                                                 =========== =========== ===========



The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
                                 (in thousands)



Supplemental disclosure of cash flow information:


                                                             Fiscal Year Ended
                                                       Dec. 28,   Dec. 29,    Dec. 30,
                                                         2003       2002         2001
                                                     ----------- ----------- -----------

   Cash paid for interest                                $6,885      $5,776      $5,941
                                                     =========== =========== ===========
   Cash paid (received) for income taxes                    $10      $(374)          $7
                                                     =========== =========== ===========

Non-cash investing and financing activities:

   Business acquisitions:
                                                        Dec. 28,   Dec. 29,   Dec. 30,
                                                          2003        2002      2001
                                                     ----------- ----------- -----------
        Assets acquired:
             Cash                                          $425         $--         $--
             Accounts receivable                            612         244          --
             Repair parts                                   229          71          --
             Prepaid expenses and other                     152          --          --
             Property and equipment                       5,061       1,920          --
             Intangible assets                              433         723          --
             Goodwill                                     2,837       4,129          --
                                                     ----------- -----------
                  Assets acquired                         9,749       7,087          --

        Liabilities assumed:
             Accounts payable and accrued liabilities    (3,681)     (1,023)         --
             Notes payable                                 (702)       (640)         --
                                                     ----------- -----------

        Cash paid in acquisitions, net of cash
         acquired                                       $ 5,366     $ 5,424         $--
                                                     =========== =========== ===========


   Equipment acquired under capital lease               $ 1,225         $--         $--
                                                     =========== =========== ===========

   Conversion of common stock to Trust Preferred
    Securities                                          $17,710         $--         $--
                                                     =========== =========== ===========



The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and a Summary of Significant Accounting Policies

Business

         Glacier Water Services, Inc., a Delaware corporation ("Glacier" or "Company"), is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. The machines are placed at supermarkets and other retail outlets under commission arrangements with the retailers. The Company's revenues are subject to seasonal fluctuations, with decreased revenues during rainy or cold weather months and increased revenues during dry or hot weather months. The Company's machines are primarily located throughout the sunbelt and Midwest regions of the United States. On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation (collectively, Pure
Fill). On October 7, 2003, Glacier acquired Water Island, Inc. The transactions were accounted for as purchases, and accordingly, the results of operations have been included in the consolidated statements of operations from the date of acquisitions. As of December 28, 2003, the Company operated approximately 15,500 machines in 39 states.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Glacier Water Services, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to assessing the following: the recoverability of account receivable, repair parts, property and equipment, goodwill, deferred tax assets, the ability to estimate cash in machines, and any others.

Fiscal Year

         The Company utilizes a fiscal year of 52 or 53 weeks ending on the Sunday closest to December 31st. Fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 each contained 364 days.

Other Comprehensive Loss

         In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 130, Reporting Comprehensive Income, the Company displays comprehensive loss and its components in a financial statement that is displayed with the same prominence as other financial statements. The impact of any fluctuations in the unrealized gains or losses on investments available-for-sale are a component of comprehensive loss for each year presented.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 28, 2003, cash equivalents primarily consist of cash held in money market accounts and/or certificates of deposit. The Company's policy is to place its cash with high credit quality financial institutions in order to limit the amount of credit exposure.

Investments

         Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase based on management's intent and re-evaluate such designation as of each balance sheet date. The Company considers all investments as available for use in its current operations, and therefore, classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value,

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

with net unrealized gains or losses, if any, reported as a separate component of stockholders' deficit. Realized gains or losses from the sale of investments, interest income, and dividends are included in investment (income) expense in the accompanying statements of operations. Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management's determination that an investment's impairment is considered to be other than temporary. The cost of securities sold is based on the specific identification method. The Company held no investments available-for-sale at December 28, 2003.

         The Company's primary market risk exposure is interest rate risk. The Company's exposure to interest rate risk relates primarily to the opportunity cost associated with fixed-rate obligations. Proceeds from sales or maturities of marketable securities for the year ended December 28, 2003 were $557,000. There were realized gains of $117,000 on such sales and maturities for the year ended December 28, 2003 and gross realized losses for the year ended December 28, 2003 were $94,000.

         At December 29, 2002 investments available for sale consisted of the following (in thousands):


                                                     Gross               Gross              Gross
                                                  Amortized           Unrealized         Unrealized        Fair
                                                     Cost                Gains             Losses          Value
                                                   --------            --------           --------       --------
      Corporate securities                         $    423            $    117           $     --       $    540
      Mortgage backed securities                        111                  --                (48)            63
                                                   --------            --------           --------       --------
          Total investments available-for-sale     $    534            $    117           $    (48)      $    603
                                                   ========            ========           ========       ========



         At December 29, 2002, the Company held a portfolio of marketable securities with an estimated fair value equal to $603,000, which consisted of non-investment grade corporate debt securities and a mortgage-backed security with carrying values of $540,000 and $63,000, respectively.

         Proceeds from sales or maturities of investments available-for-sale for the year ended December 29, 2002 were $581,000. There were no realized gains on such sales and maturities for the year ended December 29, 2002 and gross realized losses for the year ended December 30, 2001 were $133,000. Kayne Anderson Capital Advisors, L.P. managed the Company's investment portfolio (See
Note 12).

Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and all current liabilities approximate the fair value because of the short-term nature of those instruments. The Company's long-term debt at December 28, 2003, consists of the Trust Preferred Securities, and the long-term notes payable consists of amounts due in connection with the Pure Fill and Water Island acquisitions and outstanding amounts under the Company's credit facility (see Note 4). The market value of the Trust Preferred Securities at December 28, 2003 and December 29, 2002 was approximately $82,622,000 and $47,589,000, respectively. The carrying value of the Company's Trust Preferred Securities at December 28, 2003 and December 29, 2002 was approximately $81,643,000 and $61,965,000, respectively. The carrying value of the Company's long-term notes payable, including any current portion, was approximately $2,761,000 and $5,520,000 at December 28, 2003 and December 29, 2002,
respectively. The carrying value of the long-term notes payable approximates the fair value since their terms are equivalent to those generally available in the market place.

Repair Parts

         Repair parts consist of machine parts used to maintain vending machines in operation and are stated at cost (moving weighted average). Repair parts consist of operating components that are used to replace or refurbish components installed in vending machines, thereby maintaining the overall life of the vending machine at its estimated useful life.

Long-Lived Assets

         The Company evaluates and assesses its long-lived assets for impairment under the guidelines of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement of Financial Standards No. 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets The adoption of SFAS No. 144 did not have an impact on our financial position or results of operations..


Property and Equipment and Depreciation


         Property and equipment are recorded at cost and consist of the following (in thousands):


                                                                              December 28,      December 29,
                                                                                  2003              2002
                                                                              -----------       -----------
           Vending equipment                                                  $   117,310       $   105,578
           Equipment, furniture and fixtures                                        4,228             2,284
           Leasehold improvements                                                      89                69
           Capital lease assets                                                     1,225                --
                                                                              -----------       -----------
                                                                                  122,852           107,931
           Less:  Accumulated depreciation and amortization                       (77,397)          (63,395)
                                                                              ------------      ------------
                                                                              $    45,455       $    44,536
                                                                              ===========       ===========



         Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

    Vending equipment                   13 years during fiscal year 2003 and 10
                                         years during 2002 and 2001

    Equipment, furniture and fixtures   3 to 10 years

    Leasehold improvements              Shorter of life or lease

         The Company's vending equipment is depreciated using a 10% and 20% estimated salvage value during fiscal year 2003 and 2002, respectively. The salvage value is an estimate of the value expected to be recovered upon disposal of the vending machine. During the quarter ended December 28, 2003, the Company revised the estimated useful life and salvage value assigned to vending equipment. The revisions were based on actual historical performance of the vending machines, which demonstrated that the average machine is in service for periods longer than the ten year estimated useful life previously assigned to vending machines, and that the salvage value at the end of service is lower than the estimates historically assigned. As a result, and in accordance with APB20, Accounting Changes, the Company changed the estimated useful life of its vending machines to 13 years and reduced the salvage value to 10% of cost, effective September 29, 2003. As a result of these changes in estimates, the Company incurred approximately $445,000, or $0.20 per basic and diluted loss per common share, of additional depreciation expense for the year ended December 28, 2003. Costs associated with installing vending equipment are capitalized and depreciated over five years, which is the normal contractual period with the retailers. All maintenance, repair and refurbishment costs are charged to operations as incurred. Additions and major improvements are capitalized. Certain long-term repair parts are classified as vending equipment and are depreciated over a 3, 5, or 10 year estimated useful life. Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment. As of December 28, 2003 and December 29, 2002, there were no vending machines in the process of assembly.

Other Assets

         Included in other assets are prepaid contract rights, which consist of fees paid to retailers for future benefits associated with the ongoing placement of the Company's vending equipment at those locations. These fees are amortized over the life of the contract, generally ranging from three to five years. At December 28, 2003, prepaid contract rights in the amount of $726,000 was included in other assets as compared to $2,532,000 at December 29, 2002. For the years ended December 28, 2003, December 29, 2002 and December 30, 2001, $2,050,000, $2,391,000 and $2,553,000, respectively, is included in depreciation and amortization.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         Also included in other assets are deferred financing costs of $4,100,000 which were incurred in connection with the Trust Preferred Securities discussed in Note 4 and are amortized over the period ending January 2028, the date of the mandatory redemption of the securities. Additional deferred financing costs of $2,180,000 associated with the Exchange Offer discussed in
Note 4 are also included in other assets and are also amortized over the period ending January 2028.

Revenue Recognition

         The Company recognizes revenue from the sale of its product at the point of purchase, which occurs when the customer vends the water and pays for the product. Due to the fact that the Company has approximately 15,500 vending machines, it is impractical to visit all machines at the end of each reporting period. Consequently, the Company estimates the revenue from the last time each machine was serviced until the end of the reporting period, based on the most current daily volume of each machine. For the years ended December 28, 2003, December 29, 2002 and December 30, 2001, the Company recorded approximately $2,284,000, $1,446,000 and $1,446,000, respectively, of such estimated revenues, which represents an average of approximately 13 days, 9 days and 9 days, respectively, per machine.

Segment and Geographic Reporting

         Glacier operates in a single business segment providing high quality, low priced drinking water dispensed to consumers through self-service vending machines and containers sold to retailers for re-sale. The Company's operations are within the United States. All revenues are generated from the United States and all long-lived assets are maintained in the United States.

Commission Expense

         Included in operating expenses are commission payments made to certain retailers based on a percentage of vending machine revenue. Commission expense for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 was $30,482,000, $32,180,000, and $27,602,000, respectively.

Income Taxes

         Deferred tax liabilities and assets reflect the net tax effects, using enacted tax rates in effect for the year in which the differences are expected to reverse of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock Based Compensation

         The Company has employee stock-based compensation plans, which are described more fully in Note 8. The Company measures compensation expense for the employee stock-based compensation awards using the intrinsic value method and provides pro forma disclosures of net loss and loss per share as if a fair value method had been applied. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value of the common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

         The following pro forma disclosures represent what the Company's net loss and loss per common share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("FASB Statement No. 123") for fiscal years 2003, 2002, and 2001:

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



                                                                Fiscal Year Ended
                                                  --------------------------------------------
                                                   December 28,   December 29,   December 30,
                                                       2003           2002           2001
                                                  -------------- -------------- --------------
Net loss applicable to common stockholders,
 as reported                                           $ (1,496)      $ (2,701)      $ (5,560)
Deduct: Total Stock-based employee compensation
 expense determined under the fair value method
 for all awards                                           $ 846          $ 832        $ 1,166
                                                  -------------- -------------- --------------
Proforma net loss applicable to common
 stockholders                                           $(2,342)       $(3,533)       $(6,726)
                                                  ============== ============== ==============

Basic and diluted loss per common share:
   As reported                                           $(0.68)        $(0.95)        $(1.96)
                                                  ============== ============== ==============
   Proforma                                              $(1.07)        $(1.24)        $(2.37)
                                                  ============== ============== ==============



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2003, 2002, and 2001, respectively: average risk-free interest rates of 1.1%, 1.7%, and 4.8%, no expected dividend yield; expected lives of eight years for regular options and five years for Deferral Options in all years; expected volatility of approximately 30% for fiscal year 2003 and 31% for fiscal 2002 and 43% for fiscal 2001.

Recent Accounting Pronouncements

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 has not had a material impact on the consolidated financial statement.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 has not had a material impact on the consolidated financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No.
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of this interpretation did not have a material impact on the consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interests entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this interpretation did not have a material effect on the consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         In December 2003, FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which supercedes FIN46. The application of the revised interpretation is required in the financial statements of companies that have interests in special purpose entities for periods after December 15, 2003. The application of this interpretation did not have a material effect on the consolidated financial statements.

Loss Per Common Share

         Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding and potentially dilutive securities during the period. In computing the net loss per share, the Company's net loss is adjusted for preferred dividends to reflect the loss applicable to common stock.

         Potentially dilutive securities include shares issuable in connection with the convertible preferred stock and options granted under the Company's stock option plans using the treasury stock method. For fiscal years 2003, 2002, and 2001, 905,930, 947,794 and 954,734 potentially dilutive securities, respectively, were not used to calculate diluted loss per share because of their anti-dilutive effect.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.


2. Acquisitions

         On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation, (collectively, "Pure Fill") for a purchase price of $6,064,000, including $640,000 which is payable in equal quarterly installments over four years. The Company incurred transaction costs of $450,000. This acquisition was consummated principally to expand the Company's water vending operations and customer base. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition. The allocation of fair values of assets and liabilities was based upon a third party appraisal. The excess of purchase price over acquired net assets was $4,129,000 and is classified as goodwill.

         Intangible assets of $213,000, $230,000 and $280,000 were assigned to registered trademarks and patents, contracts, and a non-compete agreement, respectively (collectively, "Pure Fill Intangible Assets"). The Pure Fill Intangible Assets are subject to amortization and have a weighted average useful life of approximately 4 years. For the years ended December 28, 2003 and December 29, 2002, the Company recorded amortization of $214,000 and $195,000, respectively, related to the Pure Fill Intangible Assets.

         On October 7, 2003, Glacier acquired Water Island, Inc. ("Water Island") for a purchase price of $6,068,000, including $702,000 which is payable in installments over two years. The Company incurred transaction costs of $300,000, of which $144,000 remained accrued at December 28, 2003. This acquisition was consummated principally to expand the Company's water vending operations and customer base. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition. The allocation of fair values of assets and liabilities was based upon a third party appraisal. The excess of purchase price over acquired net assets was $2,837,000 and is classified as goodwill.

         Intangible assets of $333,000 and $100,000 were assigned to contracts and non-compete agreements respectively (collectively, "Water Island Intangible Assets"). The Water Island Intangible Assets are subject to amortization and have a weighted average useful life of approximately 3 years. For the year ended December 28, 2003, the Company recorded amortization of $33,000 related to the Water Island Intangible Assets.

         The Company estimates that amortization expense related to Pure Fill intangible assets and Water Island intangible assets to be $240,000, $230,000, $202,000, $27,000 and $15,000 for the fiscal years 2004 thru 2008.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The following unaudited pro forma information assumes that the acquisition of Pure Fill occurred on January 1, 2001 and the acquisition of Water Island occurred on December 31, 2002. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on December 30, 2002, December 31, 2001, and January 1, 2001, or of future results of operations.

         The unaudited pro forma results for the fiscal year ended December 28, 2003, December 29, 2002, and December 30, 2001 are as follows (in thousands, except share data):



                                                                       Fiscal Year Ended
                                                                       -----------------
                                                               Dec. 28,    Dec. 29,     Dec. 30,
                                                                 2003        2002         2001
                                                               --------    --------     --------

Revenues                                                       $80,342     $81,868      $71,324
Net loss                                                       $(1,477)    $(2,289)     $(5,911)
Net loss applicable to common shares                           $(1,573)    $(2,417)     $(5,977)

Basic and diluted loss per share:
 Net loss applicable to common stockholders                    $ (0.72)    $ (0.85)     $ (2.10)
  Weighted average shares used in per share calculation      2,185,761   2,843,217    2,843,474



3. Supplementary Balance Sheet Information

   Other Assets

       Other assets consist of the following (in thousands):



                                                                   December 28,   December 29,
                                                                       2003          2002
                                                                   ------------   ------------
     Prepaid contract rights, net of accumulated amortization of
      $8,613 and $8,097 as of December 28, 2003 and
      December 29, 2002, respectively                                $    726       $ 2,532
     Deferred financing cost, net of accumulated amortization of
      $273 and $224 as of December 29, 2003 and
      December 29, 2002, respectively                                   4,936         2,805
     Other                                                                115           137
                                                                   ------------   ------------
                                                                      $5,777         $5,474
                                                                   ============   ============



   Accrued Liabilities

       Accrued liabilities consist of the following (in thousands):


                                                                   December 28,   December 29,
                                                                       2003          2002
                                                                   ------------   ------------
Accrued compensation, benefits and related taxes                        $1,357        $1,406
Deferred tax liability and other taxes                                      85           253
Accrued interest                                                           284           260
Other accrued liabilities                                                  336           340
                                                                   ------------   ------------
                                                                        $2,062        $2,259
                                                                   ============   ============



4. Long-Term Debt, Line of Credit and Notes Payable

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

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

         The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at the redemption price equal to the aggregate liquidation amount of the Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time since January 31, 2003. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Trust Securities.

         The Company's Board of Directors authorized the purchase of up to 1,250,000 of the Trust Preferred Securities. As of December 29, 2002, the Company had repurchased 921,400 of the Trust Preferred Securities at an average cost of $16.40 per share. The Company did not repurchase any shares of Trust Preferred Securities during fiscal years 2003 or 2002. The Company repurchased 400 shares in fiscal 2001 for a net extraordinary gain of $4,000. As of December 29, 2002, the Company had used $15,118,000 in cash to repurchase $23,035,000 face value of the Trust Preferred Securities less $1,098,000 of deferred financing costs. The Company may continue to make such purchases from time to time in open market transactions or block trades.

         Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, a total of 983,880 shares of Common Stock were exchanged for a total of 787,105 Trust Preferred Securities at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security. The Exchange Offer increased long-term debt by approximately $19,678,000, which represents the total liquidation value of the 787,105 Trust Preferred Securities. As of December 28, 2003 there were 3,265,705 Trust Preferred Securities outstanding (other than the Trust Preferred Securities held by the Company), which have a carrying value of $81,643,000 and have a maturity date of January 31, 2028. All Trust Preferred Securities, other than those held by the Company, are included in long-term debt.


Line of Credit and Notes Payable

         In connection with the Pure Fill acquisition, the Company entered into a $10,000,000 credit facility with City National Bank on February 19, 2002. The $10,000,000 credit facility consisted of a $4,000,000 revolving credit portion and a $6,000,000 term portion. On February 1, 2003, the Company restructured the term portion, which had an outstanding balance of $4,800,000 as of that date. The term portion was canceled and replaced with a new $4,800,000 revolving note. The credit availability on the new revolving note was reduced by $300,000 every three months beginning May 1, 2003 until its maturity in February 2007. The new revolving note required monthly interest payments at the Bank's prime rate plus 1.50%. The original $4,000,000 revolving credit portion of the credit facility (which remained in effect) required monthly interest payments at the Bank's prime rate plus 1.00%. The new revolving note and the original $4,000,000 revolving credit portion of the credit facility required a quarterly unused facility fee of 0.50% per annum and 0.25% per annum, respectively. On February 21, 2003, the Company repaid the new revolving note.

         On October 7, 2003, the Company restructured its credit facility with City National Bank. The two existing revolving notes, under which no borrowings were outstanding, were replaced with a new $12,000,000 revolving credit facility, which has a maturity date of February 1, 2009. The credit availability on the new revolving credit facility is reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The new revolving credit facility requires monthly interest payments at the City National Bank's prime rate plus 1.00% (5.00%

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

per annum at December 28, 2003). The new revolving credit facility requires a quarterly unused facility fee of 0.50% per annum. The new credit facility contains certain customary financial covenants which restrict indebtedness and capital expenditures. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the new credit facility. The Company was in compliance at December 28, 2003 with all such covenants. At December 28, 2003, there was $1,500,000 outstanding on the new credit facility and is included in long-term notes payable. Availability under the new $12,000,000 revolving credit facility was $10,500,000 as of December 28, 2003.

         As of December 28, 2003, there is $1,261,000 outstanding under notes payable associated with the Pure Fill and Water Island acquisitions. The Pure Fill note was payable over 4 years in equal quarterly payments and as of December 28, 2003, had an outstanding balance of $360,000. As of December 28, 2003 the Water Island note had a balance of $901,000 and is payable periodically over two years, with $601,000 due by October 2004 and the remaining $300,000 due on the anniversary date of the acquisition in October 2005. Amounts due after December 28, 2004 under the Company's credit facility and notes payable are included in long-term notes payable. Both the Pure Fill and the Water Island notes payable accrue interest at the prime rate published in the Wall Street Journal (4.0% and 4.25% per annum at December 28, 2003 and December 29, 2002, respectively).

5.       Commitments and Contingencies

Leases

         The Company leases certain vehicles, warehouse and office facilities under non-cancelable operating leases that expire on various dates through 2008. The Company also leases certain equipment under a capital lease, which expires in November 2006.

         Future minimum lease payments under non-cancelable operating and capital leases with initial terms of one or more years are as follows (in thousands):



         Fiscal year                                                Operating     Capital
         -----------                                                ---------     -------
              2004                                                 $  1,095      $    318
              2005                                                      817           318
              2006                                                      612           696
              2007                                                      337            --
              2008                                                       80            --
              Thereafter                                                 --            --
                                                                   ---------     ---------
              Total minimum lease payments                         $  2,941         1,332
                                                                   =========     ---------
              Less amount representing interest                                      (165)
                                                                                 ---------
              Present value of minimum lease payments                               1,167
              Less current portion                                                   (244)
                                                                                 ---------
              Long-term obligation under capital lease                                923
                                                                                 =========



     Total lease expense for the years ended December 28, 2003, December 29, 2002, and December 30, 2001, was $1,445,000, $1,688,000, and $1,874,000,
respectively.

Contingencies

         The Company is involved in various legal proceedings and claims arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material effect on the Company's consolidated financial position or results of operations.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



6.  Income Taxes

Significant components of the provision (benefit) for income taxes are as follows (in thousands):



                                                           Fiscal Year Ended
                                            ------------------------------------------------
                                            December 28,     December 29,      December 30,
                                                2003             2002              2001
                                            -------------    -------------    --------------
Federal income taxes:
       Current                                       $--            $(379)              $--
       Deferred                                       --             (214)               --
                                            -------------    -------------    --------------
                Total federal income taxes            --             (593)               --
                                            -------------    -------------    --------------
State and local income taxes:
       Current                                        --               --                --
       Deferred                                       --               --                --
                                            -------------    -------------    --------------
Total state and local income taxes                    --               --                --
                                            -------------    -------------    --------------
Total income tax provision (benefit)                 $--            $(593)              $--
                                            =============    =============    ==============



     The $379,000 current income tax benefit in fiscal year 2002 was a result of an income tax refund received as a result of changes in the U.S Federal tax laws relating to operating loss carrybacks which allowed the Company to recover previously paid U.S. federal income taxes.

Deferred tax liabilities and assets result from the following (in thousands):


                                             December 28,  December 29,
                                                 2003          2002
                                             ------------- -------------
Deferred tax liabilities:
       Property and equipment                      $9,354        $8,433
                                             ------------- -------------
Deferred tax assets:
       Alternative minimum tax credit              (1,156)       (1,156)
       Net operating loss                         (12,422)      (10,460)
       Manufacturer's investment credit              (568)         (759)
       Accruals and reserves                         (225)       (1,202)
       Other, net                                     (92)          (46)
                                             ------------- -------------
Total gross deferred tax assets                   (14,463)      (13,623)
       Valuation allowance                          5,109         5,190
                                             ------------- -------------
Total deferred tax assets, net                     (9,354)       (8,433)
                                             ------------- -------------
Net deferred tax liabilities                          $--           $--
                                             ============= =============

     The Company's effective income tax rate differs from the federal statutory rate as follows:


                                                              Fiscal Year Ended
                                                 --------------------------------------------
                                                  December 28,   December 29,   December 30,
                                                      2003           2002           2001
                                                 --------------  -------------  -------------
Federal statutory rate                                  (34.0)%        (34.0)%        (34.0)%
State and local taxes, net of federal benefit            (0.3)%         (4.3)%         (4.0)%
Benefit of alternative minimum tax net
      operating loss carryback                              --%         (6.7)%            --%
Other, net                                                  --%         (2.8)%         (1.0)%
Change in valuation allowance                           (34.3)%          29.1%          39.0%
                                                 --------------  -------------  -------------
Effective rate                                              --%        (18.7)%            --%
                                                 ==============  =============  =============



     The realization of deferred tax assets is dependent upon the Company's ability to generate taxable income in future years. Based on risk factors and net operating loss carryforwards, realization cannot be assured. Management believes it is not more likely than not that the deferred tax asset will be realized and therefore, has recorded a valuation allowance for the total balance as of December 28, 2003.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         At December 28, 2003, the Company had federal and California income tax net operating loss carryforwards of $30,559,000 and $10,766,000, respectively, which will begin to expire in 2012 and 2003 for U.S. federal and state income tax purposes, respectively.

7.       Stockholders' Equity

Preferred Stock

         The Company's Certificate of Incorporation authorizes the issuance of 100,000 shares of preferred stock, par value $0.01 per share. The rights, preferences and privileges of the authorized shares may be established by the Board of Directors without further action by the holders of the Company's common stock.

         During the quarter ended July 1, 2001, the Company issued 16,000 shares of Cumulative Redeemable Convertible Preferred Stock (the "Preferred Stock"), which resulted in an increase to stockholders' equity of $1,600,000 excluding related issuance costs. Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend ("Dividend") at the rate of 8% per annum of the original purchase price of each share of Preferred Stock. If any dividends are declared on the Common Stock, dividends will also be paid on the Preferred Stock on an as-converted basis.

         On September 30, 2003, the holder of the 16,000 outstanding shares of the Cumulative Redeemable Convertible Preferred Stock elected to convert these shares into 168,421 shares of the Company's Common Stock.

         For the year ended December 28, 2003, December 29, 2002 and December 30, 2001, the Company recorded dividends associated with the Cumulative Redeemable Convertible Preferred Stock of $96,000, $128,000 and $66,000, respectively.

Treasury Stock

         The Board of Directors has authorized the purchase of up to 750,000 shares of the Company's common stock in the open market. As of December 29, 2002, 603,726 shares had been repurchased under this program. Pursuant to the Exchange Offer which was competed on April 11, 2003, 983,880 shares of Common stock were exchanged for 787,105 Trust Preferred Securities. No shares were acquired in 2003 other than pursuant to the Exchange Offer. As of December 28, 2003, there were 1,587,606 shares of Common Stock held in treasury. As of December 28, 2003, the Company is authorized to repurchase an additional 146,274 shares, approximately 6.9% of the Company's total shares outstanding.

8.       Stock Option Plans

         The Company has options outstanding under two stock option plans, the 1992 Stock Option Plan, which was terminated in 1994, and the 1994 Stock Compensation Program ("the Program"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized, since the exercise price of the option was not less than the market price of the stock on the date of grant.

         The Company has reserved 1,400,000 shares of common stock under the Program, which provides for the issuance of incentive and non-qualified stock options to key employees, including directors and consultants. Incentive stock options are granted at no less than the fair market value on the date of the grant. Non-qualified options may be granted at prices determined by the Board of Directors, but at no less than 85% of the fair market value on the date of the grant. Options generally have a term of 10 years and become exercisable at a rate of 25% per annum. Supplemental Options ("Supplemental Options") granted to directors for their services in lieu of cash fees have a term of five years and become exercisable one year following the date of the grant.

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

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         A summary of the status of the Company's stock option plans and activity is as follows:


                                                                                 Weighted Average
                                                                      Shares      Exercise Price
                                                                      ------      --------------
           Balance at December 31, 2000                                763,959        $19.16
           Granted                                                     428,665        $ 7.98
           Exercised                                                        --         $ --
           Canceled                                                   (237,890)       $21.35
                                                                      ---------       ------
           Balance as of December 30, 2001                             954,734        $13.60
           Granted                                                      99,300        $12.16
           Exercised                                                   (16,667)       $11.30
           Canceled                                                    (89,573)       $21.55
                                                                      ---------       ------
           Balance as of December 29, 2002                             947,794        $12.78
           Granted                                                      87,900        $15.89
           Exercised                                                   (83,159)       $ 9.41
           Canceled                                                    (46,605)       $28.44
                                                                      ---------       ------
           Outstanding at December 28, 2003                            905,930        $12.57

           Weighted average fair value of options granted                             $ 6.00



         There are 950 options outstanding under the 1992 Stock Option Plan at December 28, 2003, all of which are exercisable, and have exercise prices of $13.63, with a remaining contractual life of two weeks.

         There are 904,980 options outstanding under the 1994 Stock Option Plan at December 28, 2003 with exercise prices between $7.55 and $31.25, with a weighted average exercise price of $12.57 and a weighted average remaining contractual life of five years. At December 28, 2003, 640,700 of these options are exercisable, and their weighted average exercise price is $12.19.

9.       401(k) Savings Plan

         The Company has a 401(k) Savings Plan (the "Plan") which allows eligible employees to contribute a percentage of their pre-tax compensation (subject to annual limitations of the lesser of 60% of eligible compensation or $12,000 in calendar year 2003), with the Company making discretionary matching contributions as determined each year by the Plan administrator. Employees vest immediately in their contributions and vest in the Company discretionary matching contributions over a five-year period of service. The Company's discretionary matching contributions were approximately $75,000 and $65,000 for fiscal years 2003 and 2002, respectively, with no contributions made in fiscal year 2001.

10.      Significant Customers

         The following table sets forth the customers which represent ten percent or more of the Company's total revenues in fiscal years 2003, 2002 and 2001, after the effect of any consolidations that occurred as a result of any acquisition or mergers by the retailers:

                                          Fiscal Year Ended
                         ----------------------------------------------------
                          December 28,      December 29,      December 30,
                              2003             2002               2001
                              ----             ----               ----

     Company A               12.07%           12.54%            12.32%
     Company B               11.40%           10.93%            12.02%
     Company C               10.81%           10.73%            12.31%

11.      Integration and Restructuring Costs

     On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation. Costs

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

necessary to integrate the assets of Glacier and Pure Fill that were expected to benefit future operations were expensed as integration costs after management had completed and approved the plans and associated costs. As a result of integrating Pure Fill assets into Glacier Water's operations, integration and restructuring costs totaled $1,364,000 for the year ended December 29, 2002, and have been recognized as integration and restructuring costs in the consolidated statement of operations. Integration and restructuring costs were principally for the removal and replacement, transportation and disposal of vending equipment. There were no such costs incurred in connection with the Water Island acquisition.


12.      Related Party Transactions

         Although the Company has no investments as of December 28, 2003, the Company has used Kayne Anderson Capital Advisors, L.P. to manage the Company's investments during fiscal 2003 and 2002. Three board members are employed as senior executives of Kayne Anderson Capital Advisors, L.P. and are shareholders of the Company. The Company incurred costs of $3,000, $7,000, and $13,000 in fiscal 2003, 2002, and 2001, respectively, to Kayne Anderson Capital Advisors, L.P. in connection with investment management fees. In connection with the acquisition of the Pure Fill assets, funds managed by Kayne Anderson Capital Advisors, L.P. provided temporary funding of $6,300,000 to the Company until February 22, 2002. The Company paid to funds managed by Kayne Anderson Capital Advisors, L.P. interest of $12,000 at an interest rate consistent with the rates charged by City National Bank (see Note 4).

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.   Quarterly Financial Data (Unaudited)


                                      First Quarter Second Quarter Third Quarter  Fourth Quarter
                                      ------------- -------------- -------------- --------------
                                         (in thousands, except shares and per share amounts)

Year Ended December 28, 2003:
     Net revenues                          $16,533        $17,789        $20,447        $17,547
     Income from operations                    538          1,189          3,029            770
     Net income (loss)applicable to
          common stockholders                 (968)          (659)         1,160         (1,029)

     Basic earnings (loss) per share:
     Net income (loss) applicable to
          common stockholders               $(0.34)       $ (0.32)        $ 0.61        $ (0.53)
     Weighted average shares             2,857,293      2,039,842      1,913,550      1,932,359

     Diluted earnings (loss) per
      share:
     Net income (loss) applicable to
          common stockholders               $(0.34)       $ (0.32)        $ 0.51        $ (0.53)
     Weighted average shares             2,857,293      2,039,842      2,267,351      1,932,359


Year Ended December 29, 2002:
     Net revenues                          $15,409        $18,440        $20,720        $16,460
     Income (loss) from operations          (1,007)           914          2,558            357
     Net income (loss) applicable to
          common stockholders               (2,147)          (614)         1,041           (981)

     Basic earnings (loss) per share:
     Net income (loss) applicable to
          common stockholders               $(0.76)       $ (0.22)        $ 0.37        $ (0.34)
     Weighted average shares             2,834,474      2,834,474      2,848,184      2,849,344

     Diluted earnings (loss) per
      share:
     Net income (loss) applicable to
          common stockholders               $(0.76)       $ (0.22)        $ 0.34        $ (0.34)
     Weighted average shares             2,834,474      2,834,474      3,066,719      2,849,344




         On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation. As a result of the purchase, the Company incurred non-recurring costs of $475,000 and $889,000 during the second and third quarters of fiscal year 2002, respectively, for a total of $1,364,000 associated with the integration of Pure Fill operations. Refer to Note 11, Integration and Restructuring Costs, for more detail.

                                INDEX TO EXHIBITS

Exhibit No.
-----------

3.1       Certificate of Incorporation Registrant (i.).
3.2       Bylaws of Registrant (i.).
3.3 Certificate of Designation, Preferences and Rights of Redeemable Convertible Preferred Stock of Glacier Water Services, Inc. dated June 18, 2001 (xi.).
4.1       Specimen Stock Certificate of Registrant (i.).
4.2 Junior Subordinated Indenture between Glacier Water Services, Inc. and Wilmington Trust Company as Indenture Trustees, dated January 28, 1997 (xi.).
4.3 Officers' Certificate of Company Order executed by Glacier Water Services, Inc., dated January 27, 1998 (xi.).
4.4       Certificate of Trust of Glacier Water Trust I, dated November 13, 1997
          (x.).
4.5       Trust Agreement of Glacier Water Trust I, dated November 13, 1997
          (x.).
4.5.1 Amended and Restated Trust Agreement of Glacier Water Trust I, dated January 27, 1998 (xi.).
4.6       Trust Preferred Certificate of Glacier Water Trust I (xi.).
4.7       Common Securities Certificate of Glacier Water Trust I (xi.).
4.8 Guarantee Agreement between Glacier Water Services, Inc. and Wilmington Trust Company, as Trustee, dated January 27, 1998 (xi.).
4.9 Agreement as to Expenses and Liabilities between Glacier Water Services, Inc. and Glacier Water Trust I, dated January 27, 1998 (xi.).
4.10 Junior Subordinated Deferrable Interest Debenture of Glacier Water Services, Inc. (xi.).
10.1      Amended and Restated 1992 Stock Incentive Plan (ii.).
10.2      Form of Indemnification Agreement with Officers and Directors (i.).
10.3      1994 Stock Compensation Plan (iii.).
10.3.1    Amendment No. 1 to 1994 Stock Compensation Plan (iv.) dated April 27,
          1995.
10.3.2    Amendment No. 2 to 1994 Stock Compensation Plan dated September 17,
          1996.
10.3.3 Amendment No. 3 to 1994 Stock Compensation Plan (v.) dated February 10, 1997.
10.3.4    Amendment No. 4 to 1994 Stock Compensation Plan (vi.) dated April 14,
          1998.
10.3.5 Amendment No. 6 to 1994 Stock Compensation Plan (vii.) dated March 21, 2000.
10.3.6 Amendment No. 7 to 1994 Stock Compensation Plan (viii.) dated March 15, 2001.
10.3.7    Amendment No. 8 to 1994 Stock Compensation Plan dated May 1, 2002.
10.3.8    Amendment No. 9 to 1994 Stock Compensation Plan (ix.) dated July
           11, 2002.
10.4      City National Bank Loan Agreements (xii) dated February 19, 2002.
10.4.1    City National Bank Loan Agreements (xiii) dated February 1, 2003.
14        Standards of Business Conduct and Ethics Policy
21.1      Subsidiaries of the Glacier Water Services, Inc.
23.1      Consent of KPMG LLP, Independent Auditors.
23.2      Consent of Arthur Andersen LLP, Independent Public Accountants.
31.1      Certification of Brian H. McInerney, Chief Executive Officer, under
          Section 302 of the Sarbanes-Oxley Act.
31.2      Certification of W. David Walters, Chief Financial Officer, under
          Section 302 of the Sarbanes-Oxley Act.
32.1      Certification of Brian H. McInerney, Chief Executive Officer, under
          Section 906 of the Sarbanes-Oxley Act.
32.2      Certification of W. David Walters, Chief Financial Officer, under
          Section 906 of the Sarbanes-Oxley Act.
(i.) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-45360) amendments thereto.
(ii.) Incorporated by reference to the Company's Registration Statement on Form S-8 (File Number 33-61942) filed April 30, 1993.
(iii.) Incorporated by reference to the Company's Registration Statement on Form S-8 (File Number 33-80016) filed June 8, 1994.

(iv.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 6, 1995.
(v.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 3, 1997.
(vi.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 9, 1998.
(vii.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 6, 2000.
(viii.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 5, 2001.
(ix.) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on July 11, 2002.
(x.) Incorporated by reference to the Company's Proxy Registration Statement on Form S-2 (File Number 333-40335) filed January 22, 1998.
(xi.) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 4, 1998.
(xii.) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.
(xiii.) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               GLACIER WATER SERVICES, INC.


                          By:  /s/
                               -------------------------------------------------
                               Brian H. McInerney
                               President and Chief Executive Officer


                          By:  /s/
                               -------------------------------------------------
                               W. David Walters
                               Senior Vice President and Chief Financial Officer



Date:    March 22, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 13, 2003.

Signature                                           Title

Principal Executive Officer:

/s/                                     President and Chief Executive Officer
------------------------------------
     Brian H. McInerney

/s/                                     Chairman of the Board and Director
------------------------------------
     Charles A. Norris

/s/                                     Director
------------------------------------
     William A. Armstrong

/s/                                     Director
------------------------------------
     William G. Bell

/s/                                     Director
------------------------------------
     Richard A. Kayne

/s/                                     Director
------------------------------------
     Peter H. Neuwirth

/s/                                     Director
------------------------------------
     Scott H. Shlecter

/s/                                     Director
------------------------------------
     Robert V. Sinnott

/s/                                     Director
------------------------------------
     Heidi E. Yodowitz