Form 10-Q
period 2004-03-28
GLACIER WATER SERVICES INC
filed 2004-05-12
CIK 883505

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 28, 2004

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


         Commission File Number: 1-11012
                                 -------

                          GLACIER WATER SERVICES, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                        33-0493559
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
           or organization)                               Identification No.)

2651 La Mirada Drive, Suite 100, Vista, California                      92081
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES [ ]   NO [X]

     Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 2,119,691 shares of common stock, $.01 par value, outstanding at May 01, 2004.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                          GLACIER WATER SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                       March 28,   December 28,
                                                         2004          2003 *
                                                         ----          ----
                   ASSETS                             (unaudited)
                   ------
Current assets:
   Cash and cash equivalents                          $    2,052    $    1,924
   Accounts receivable, net of allowance for
    doubtful accounts of $124 and $151 as of March
    28, 2004 and December 28, 2003, respectively           2,238         2,118
   Repair parts                                            1,696         1,718
   Prepaid expenses and other                                991         1,058
                                                      -----------   -----------
      Total current assets                                 6,977         6,818

Property and equipment, net                               44,646        45,455
Goodwill                                                   6,868         6,966
Intangible assets, net                                       647           714
Investment in Glacier Water Trust I                        2,629         2,629
Investment in Glacier Water Trust I Preferred
 Securities                                                3,357         3,357
Other assets                                               5,628         5,777
                                                      -----------   -----------
Total assets                                          $   70,752    $   71,716
                                                      ===========   ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    -------------------------------------
Current liabilities:
   Accounts payable                                   $    1,519    $    1,143
   Accrued commissions                                     1,818         1,713
   Accrued liabilities                                     1,790         2,062
   Current portion of obligations under capital
    lease                                                    249           244
   Current portion of long-term notes payable                628           761
                                                      -----------   -----------
      Total current liabilities                            6,004         5,923

Long-term debt                                            87,629        87,629
Long-term portion of obligations under capital lease         859           923
Long-term notes payable                                    2,210         2,000
                                                      -----------   -----------
Total liabilities                                         96,702        96,475

Commitments and contingencies                                 --            --

Stockholders' deficit:
   Common stock, $.01 par value; 10,000,000 shares
    authorized, 2,119,691 and 2,118,841 shares
    issued and outstanding as of March 28, 2004 and
    December 28, 2003, respectively                           37            37
   Additional paid-in capital                             18,470        18,460
   Retained deficit                                      (11,895)      (10,694)
   Treasury stock, at cost, 1,587,606 shares as of
    March 28, 2004 and December 28, 2003                 (32,562)      (32,562)
                                                      -----------   -----------
      Total stockholders' deficit                        (25,950)      (24,759)
                                                      -----------   -----------
Total liabilities and stockholders' deficit           $   70,752    $   71,716
                                                      ===========   ===========

*Amounts derived from audited information

        The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                        March 28,     March 30,
                                                          2004          2003
                                                          ----          ----

Revenues                                              $   17,546    $   16,533
Operating costs and expenses:
    Operating expenses                                    11,676        10,670
    Depreciation and amortization                          2,510         2,961
                                                      -----------   -----------
         Cost of goods sold                               14,186        13,631

    Selling, general and administrative expenses           2,631         2,364
                                                      -----------   -----------
         Total operating costs and expenses               16,817        15,995
                                                      -----------   -----------

Income from operations                                       729           538

Other expenses:
    Interest expense                                       1,930         1,450
    Investment expense                                        --            24
                                                      -----------   -----------
         Total other expense                               1,930         1,474
                                                      -----------   -----------

Loss before income taxes                                  (1,201)         (936)
Income tax benefit                                            --            --
                                                      -----------   -----------
Net loss                                                  (1,201)         (936)

Preferred stock dividends                                     --            32
                                                      -----------   -----------
Net loss applicable to common stockholders            $   (1,201)   $     (968)
                                                      ===========   ===========

Basic and diluted loss per common share:
    Net loss applicable to common stockholders        $    (0.57)   $    (0.34)
                                                      ===========   ===========
         Weighted average shares used in
          calculation                                  2,119,483     2,857,293


                          GLACIER WATER SERVICES, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                   (unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                        March 28,     March 30,
                                                          2004          2003
                                                          ----          ----

Net loss                                              $   (1,201)   $     (936)
                                                      -----------   -----------
Unrealized gain on securities:
Unrealized holding gain arising during the period             --            77
Less:  reclassification adjustment for net
 realized losses included in net loss                         --            50
                                                      -----------   -----------
Net unrealized gain                                           --            27
                                                      -----------   -----------
Comprehensive loss                                    $   (1,201)   $     (909)
                                                      ===========   ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                        March 28,     March 30,
                                                          2004          2003
                                                          ----          ----
Cash flow from operating activities:
   Net loss                                           $   (1,201)   $     (936)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Depreciation and amortization                       2,510         2,961
       Loss on disposal of assets                             15             4
       Net realized loss on sales of investments              --            50
   Change in operating assets and
    liabilities:
       Accounts receivable                                  (120)         (133)
       Repair parts                                           22           (26)
       Prepaid expenses and other                             67            74
       Other assets                                           72            32
       Accounts payable, accrued commissions and
        accrued liabilities                                  209          (928)
                                                      -----------   -----------
               Net cash provided by operating
                activities                                 1,574         1,098
                                                      -----------   -----------

Cash flows from investing activities:
   Investment in property and equipment                   (1,474)         (861)
   Proceeds from maturities of investments                    --            12
                                                      -----------   -----------
               Net cash used in investing
                activities                                (1,474)         (849)
                                                      -----------   -----------

Cash flows from financing activities:
   Dividends paid                                             --           (32)
   Principal payments on line of credit and
    long-term notes payable                                 (540)       (5,040)
   Proceeds from line of credit and long-term notes
    payable                                                  617            --
   Principal payments under capital lease
    obligations                                              (59)           --
   Proceeds from issuance of stock from exercise of
    stock options                                             10           235
                                                      -----------   -----------
               Net cash provided by (used in)
                financing activities                          28        (4,837)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalent          128        (4,588)
Cash and cash equivalents, beginning of period             1,924         7,308
                                                      -----------   -----------
Cash and cash equivalents, end of period              $    2,052    $    2,720
                                                      ===========   ===========


                          GLACIER WATER SERVICES, INC.
                                 (in thousands)
                                   (unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                        March 28,     March 30,
                                                          2004          2003
                                                          ----          ----
Supplemental disclosure of cash flow information:
   Cash paid for interest                             $    1,881    $    1,467
                                                      ===========   ===========
   Cash paid for income taxes                         $        3    $       --
                                                      ===========   ===========
Non-cash financing activities:
   Repurchase of treasury stock through the exchange
    of Trust Preferred Securities previously
    purchased by the Company                          $       --    $  (17,710)
                                                      ===========   ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 28, 2004
                                   (unaudited)

1.       Basis of Presentation

         Glacier Water Services, Inc., a Delaware corporation ("Glacier" or "Company"), is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all subsidiaries on a consolidated basis and all adjustments (consisting only of normal consolidating and eliminating entries and recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries and the consolidated results of their operations and their cash flows for the three-month periods ended March 28, 2004 and March 30, 2003. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three-month period ended March 28, 2004 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2003.

2.       Stock Option Plans

         In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002 and are contained herein. The Company has only adopted the disclosure provisions of SFAS No. 148.

         The Company has options outstanding under the 1994 Stock Compensation Program. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized, since the exercise prices of the options granted were not less than the market prices of the stock on the date of grant.

         The following unaudited pro forma disclosures represent what the Company's net loss and loss per common share would have been had the Company recorded compensation cost for this plan in accordance with the provisions of SFAS No. 123:

                                                          Three Months Ended
                                                          ------------------
                                                        March 28,     March 30,
                                                          2004          2003
                                                          ----          ----
                                                            (in thousands)

Net loss applicable to common stockholders, as
 reported                                             $   (1,201)   $     (968)
                                                      -----------   -----------
Deduct:  Total stock-based employee compensation
 expense determined under the fair value method
 for all awards                                              175           181
                                                      -----------   -----------
Pro forma net loss applicable to common stockholders  $   (1,376)   $   (1,149)
                                                      ===========   ===========

Basic and Diluted loss per common share:
   As reported                                        $    (0.57)   $    (0.34)
                                                      ===========   ===========

   Pro forma                                          $    (0.65)   $    (0.40)
                                                      ===========   ===========

         The fair value of the stock options were estimated at the date of grant using the "Black-Scholes" method for option pricing and the following weighted average assumptions were used for grants made during the three months ended, March 28, 2004 and March 30, 2003, respectively:

                                                          Three Months Ended
                                                          ------------------
                                                        March 28,     March 30,
                                                          2004          2003
                                                          ----          ----

Risk free interest rate                                      1%            1%
Dividend yield                                               0%            0%
Expected volatility of the company's stock                  30%           31%
Weighted average expected life (in years)                   8.4           8.7


3.       Earnings per share

         Basic net earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and warrants, using the treasury stock method. The computations for basic and diluted earnings per share are as follows:

                                                          Three Months Ended
                                                          ------------------
                                                        March 28,     March 30,
                                                          2004          2003
                                                          ----          ----
                                                            (in thousands,
                                                           except share data)

Numerator for basic earnings per share - net loss
 applicable to common shareholders                    $   (1,201)   $     (968)
                                                      -----------   -----------
Denominator - shares:
   Weighted average common shares for basic earnings
    per share                                          2,119,483     2,857,293
   Effect of dilutive securities                              --            --
                                                      -----------   -----------
Dilutive potential shares for diluted earnings per
 share                                                 2,119,483     2,857,293
                                                      ===========   ===========
Loss per share:
   Basic and dilutive loss applicable to common
    shareholders                                      $    (0.57)   $    (0.34)
                                                      ===========   ===========
Potentially dilutive securities not included above
 since they are antidilutive                          $  255,543    $  295,553
                                                      ===========   ===========


4.       Acquisitions

         On October 7, 2003, Glacier acquired Water Island, Inc. ("Water Island") for a purchase price of $6,068,000, including $702,000 which is payable in installments over two years. The Company incurred transaction costs of $202,000, of which $30,000 remained accrued at March 28, 2004. This acquisition was consummated principally to expand the Company's water vending operations and customer base. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition. The allocation of fair values of assets and liabilities was based upon a third party appraisal. The excess of purchase price over acquired net assets was $2,736,000 and is classified as goodwill.

         Intangible assets of $333,000 and $100,000 were assigned to contracts and non-compete agreements, respectively (collectively, "Water Island Intangible Assets"). The Water Island Intangible Assets are subject to amortization and have an average useful life of approximately 3 and 5 years. For the three months ended March 28, 2004, the Company recorded amortization of approximately $33,000 related to the Water Island Intangible Assets.

         The following unaudited pro forma information assumes that the acquisition of Water Island occurred on December 30, 2002. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on March 28, 2004 and March 30, 2003, or of future results of operations.

         The unaudited pro forma results for the three months ended March 28, 2004 and March 30, 2003, are as follows (in thousands, except share data):

                                                          Three Months Ended
                                                          ------------------
                                                        March 28,     March 30,
                                                          2004          2003
                                                          ----          ----
                                                            (in thousands)

Revenues                                              $   17,546    $   19,021
                                                      -----------   -----------
Net loss                                              $   (1,201)   $     (812)
                                                      -----------   -----------
Pro forma net loss applicable to common stockholders  $   (1,201)   $     (844)
                                                      ===========   ===========

Basic and Diluted loss per common share:
   Net loss applicable to common stockholders         $    (0.57)   $    (0.30)
                                                      ===========   ===========
   Weighted average shares used in per common
    share calculation                                  2,119,483     2,857,293


5.       Long-Term Debt, Line of Credit and Notes Payable

Junior Subordinated Debentures

         On January 27, 1998, Glacier Water Trust I (the "Trust"), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 105,154 common securities to the Company and completed a public offering of 3,400,000 of 9.0625% Cumulative Trust Preferred Securities with a liquidation amount of $25.00 per security (the "Trust Preferred Securities" and together with the common securities the "Trust Securities"). The Trust exists for the sole purpose of issuing Trust Securities and purchasing Subordinated Debentures. Concurrent with the issuance of such securities, the Trust invested the proceeds therefrom in an aggregate principal amount of $87,629,000 of 9.0625% Junior Subordinated Debentures (the "Subordinated Debentures") issued by the Company. As of March 28, 2004, the Company owns 105,154 common securities of the Trust with a carrying value of $2,629,000.

         The Trust is considered a variable interest entity under FIN 46R. Prior to FIN 46R, variable interest entities were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. Under FIN 46R, a variable interest entity should be consolidated by its primary beneficiary. Because the Company is not the primary beneficiary of the Trust, the financial statements of the Trust are no longer included in the consolidated financial statement of the Company. FIN 46R may be adopted either by recording a cumulative effect adjustment as of the date of the adoption, or restating prior period financial statements. The Company opted to restate prior period financial statements. As a result of the de-consolidation, the Company recorded its ownership of 105,154 shares of common securities of the Trust and its ownership of 134,295 shares of Glacier Water Trust I Preferred Securities as long-term assets and recorded the Junior Subordinated Debentures at a face value of $87,629,000.

         The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to certain other indebtedness of the Company. The Subordinated Debentures have a carrying value of approximately $87,629,000 and mature on January 31, 2028, but may be redeemed at the option of the Company at any time since January 31, 2003. Upon the repayment of the Subordinated Debentures, the Trust Preferred Securities are subject to mandatory redemption at the redemption price equal to the aggregate liquidation amount of the Securities plus any accumulated and unpaid distributions. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Trust Securities. The Company may cause the Trust to defer the payment of distributions for a period not to exceed 60 consecutive months. Distributions on the Trust Preferred Securities are payable monthly in arrears by the Trust. During any such deferral period, distributions will accrue and compound quarterly, and the Company may not declare or pay distributions on its common or preferred stock or debt securities that rank equal or junior to the Subordinated Debentures. To date, the Company is current on all distributions.

The Company's Board of Directors authorized the purchase of up to 1,250,000 of the Trust Preferred Securities. As of December 29, 2002, the Company had repurchased 921,400 of the Trust Preferred Securities at an average cost of $16.40 per share. The Company did not repurchase any shares of Trust Preferred Securities during fiscal years 2002, 2003 or 2004. As of December 29, 2002, the Company had used $15,118,000 in cash to repurchase $23,035,000 face value of the Trust Preferred Securities less $1,098,000 of deferred financing costs. The Company may continue to make such purchases from time to time in open market transactions or block trades. Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, a total of 983,880 then outstanding shares of Common Stock were exchanged for a total of 787,105 Trust Preferred Securities then held by the Company, at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security. As of March 28, 2004, the Company owns 134,295 Trust Preferred Securities, which have a carrying amount of $3,357,000.

Line of Credit and Notes Payable

         On October 7, 2003, the Company restructured its credit facility with City National Bank. The new $12,000,000 revolving credit facility has a maturity date of February 1, 2009. The credit availability of this facility is reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The revolving credit facility initially required monthly interest payments at the City National Bank's prime rate plus 1.00%. On March 26, 2004, the City National Bank revised the interest rate of the revolving credit facility to City National Bank's prime rate (4.00% per annum at March 28, 2004). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum. The credit facility contains certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the credit facility. The Company was in compliance at March 28, 2004 with all such covenants. As of March 28, 2004, there was $1,750,000 outstanding on the new credit facility, which is included in long-term notes payable. Availability under the $12,000,000 revolving credit facility was $9,850,000 as of March 28, 2004.

         As of March 28, 2004, there was $1,088,000 outstanding under notes payable associated with previous acquisitions. In connection with the 2002 Pure Fill acquisition the company issued a note that was payable over 4 years in equal quarterly payments. As of March 28, 2004, the Pure Fill note had an outstanding balance of $320,000. The Water Island acquisition occurred in 2003 and the Company issued a note that was payable periodically over two years. As of March 28, 2004, the note had a balance of $768,000, with $468,000 due by October 2004 and the remaining $300,000 due on the anniversary date of the acquisition in October 2005. Amounts due after December 28, 2004 under the Company's credit facility and notes payable are included in long-term notes payable. Both the Pure Fill and the Water Island notes payable accrue interest at the prime rate published in the Wall Street Journal (4.0% and 4.25% per annum at March 28, 2004 and March 30, 2003, respectively).


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

         Currently operating in 39 states, the Company continually looks for opportunities to expand its presence in existing markets as well as new high-potential markets. The Company also looks for ways to reduce operating costs in all areas. The Company explores opportunities to implement technology to improve efficiency of servicing the vending machines to lower its operating costs. The Company continues to monitor selling, general and administrative expenses and reduce costs where possible.

         The Company looks for acquisition opportunities that will strengthen the Company and improve its operating results. On October 7, 2003, Glacier acquired 100% of the outstanding common stock of Water Island, Inc., a privately held water vending company headquartered in Indianapolis, Indiana. Immediately after the acquisition, Glacier integrated Water Island into the Glacier operations (see "Note 4").

Revenues
---------

         Revenues for the quarter ended March 28, 2004, increased $1,013,000, or 6.1%, to $17,546,000 from $16,533,000 for the same period last year. The increase in revenues was due primarily to the additional revenues as a result of the Water Island acquisition in the fourth quarter of 2003, offset partially by the impact of the retail grocery strike in California which was resolved on February 26, 2004. As of March 28, 2004, the Company had approximately 15,300 machines in operation, compared to 14,000 machines as of March 30, 2003.

Costs and Expenses
------------------

         Operating expenses, excluding depreciation and amortization, for the quarter ended March 28, 2004 increased to $11,676,000, or 66.5% of revenues, compared to $10,670,000, or 64.5% of revenues, for the same period last year. The increase in operating expenses for the three-month period ended March 28, 2004 was due primarily to servicing the additional locations acquired from Water Island.

         Depreciation and amortization expense was $2,510,000 for the quarter ended March 28, 2004, compared to $2,961,000 for the same period last year. Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $253,000 and $611,000 for the three-month period ended March 28, 2004 and March 30, 2003, respectively. The decrease in depreciation and amortization expense was due primarily to some assets becoming fully depreciated or amortized, offset partially by the addition of the Water Island assets, which were acquired in the fourth quarter of 2003, and new capital expenditures in the current year. The Water Island assets generated approximately $260,000 of depreciation and amortization expense for the quarter ended March 28, 2004. The Company currently has sufficient machines in storage available for deployment in fiscal 2004. Machines that have been previously installed and are in storage awaiting redeployment are currently being depreciated.

         SG&A expenses for the quarter ended March 28, 2004 increased to $2,631,000 compared to $2,364,000 of revenues for the same period last year. The increase in SG&A expenses for the three-month period was primarily the result of the additional costs associated with the Water Island operations compared to last year.

         Interest expense for the quarter ended March 28, 2004 increased to $1,930,000, compared to $1,450,000 for the same period last year. The increase in interest was due primarily to the additional interest expense of $446,000, as a result of the increase in long-term debt outstanding due to the Exchange Offer (see Note 5).

         For the quarter ended March 28, 2004, the Company had no investment income, compared to net investment expense totaling $24,000 for the same period last year.

         As a result of the foregoing, the Company had a loss applicable to common stockholders of $1,201,000 for the three-month period ended March 28, 2004 compared to a loss applicable to common stockholders of $968,000 for the same period last year.

Liquidity and Capital Resources
-------------------------------

         The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash flows from operations and funds available under the Company's credit facility. On October 7, 2003, the Company restructured its credit facility with City National Bank. The new $12,000,000 revolving credit facility has a maturity date of February 1, 2009. The credit availability of this facility is reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The revolving credit facility required monthly interest payments at the City National Bank's prime rate plus 1.00%. On March 26, 2004, the City National Bank revised the interest rate of the revolving credit facility to City National Bank's prime rate (4.00% per annum at March 28, 2004). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum. The credit facility contains certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets, such as repair parts and equipment, as collateral for its obligations under the credit facility. The Company was in compliance at March 28, 2004 with all such covenants. As of March 28, 2004, there was $1,750,000 outstanding on the new credit facility, which is included in long-term notes payable. Availability under the revolving credit facility was $9,850,000 as of March 28, 2004.

         As of March 28, 2004, the Company had cash and cash equivalents of $2,052,000 and net working capital of $973,000. Net cash provided by operating activities was $1,574,000; net cash used in investing activities was $1,474,000; and net cash provided by financing activities was $28,000 for the three-month period ended March 28, 2004. The Company's stockholders' deficit as of March 28, 2004 was $25,950,000, which amount continues to be below the American Stock Exchange's listing guidelines. Although no actions have been taken to date, it is possible that the American Stock Exchange could delist the Company's stock.

         The Company believes that its cash and cash equivalents, cash flow from operations and the availability under its credit facility will be sufficient to meet its anticipated amounts due under its credit facility, operating and capital requirements, as well as distributions related to the Trust Preferred Securities, for at least the next twelve months.

Exchange Offer
--------------

         Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, a total of 983,880 then outstanding shares of Common Stock were exchanged for a total of 787,105 Trust Preferred Securities then held by the Company, at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security.

Acquisitions
------------

         On October 7, 2003, Glacier acquired Water Island, Inc. ("Water Island") for a purchase price of $6,068,000, including $702,000 which is payable in installments over two years. The Company incurred transaction costs of $202,000, of which $30,000 remained accrued at March 28, 2004. This acquisition was consummated principally to expand the Company's water vending operations and customer base. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition. The allocation of fair values of assets and liabilities was based upon a third party appraisal. The excess of purchase price over acquired net assets was $2,736,000 and is classified as goodwill.

         Intangible assets of $333,000 and $100,000 were assigned to contracts and non-compete agreements, respectively (collectively, "Water Island Intangible Assets"). The Water Island Intangible Assets are subject to amortization and have an average useful life of approximately 3 and 5 years. For the quarter ended March 28, 2004, the Company recorded amortization of approximately $33,000 related to the Water Island Intangible Assets.

Recent Accounting Pronouncements
--------------------------------

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The primary beneficiary of a variable interest entity is the entity that absorbs a majority of the variable interest entity's expected losses, receives a majority of the variable interest entity's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a variable interest entity. Prior to the implementation of FIN 46, variable interest entities were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interests in the entity. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interests entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this interpretation did not have a material effect on the consolidated financial statements.

         The Company adopted FIN 46, as revised ("FIN 46R"), which required the Company to de-consolidate its investment in Glacier Water Trust I. The application of this interpretation resulted in the Company reflecting its ownership of the Trust and its ownership of 134,295 shares of Trust Preferred Securities as long-term assets and increasing long-term debt by the same amount of $5,986,000.

        ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The Company's outstanding bank debt is tied to the bank's prime lending rate and as such, the Company is at risk due to increases in market rates. A 10% change in the bank's lending rate would have the potential of increasing the interest on the expected average outstanding borrowings of the bank debt and impacting the future earning of the Company by less than $25,000 annually. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed-rate obligations associated with the Trust Preferred Securities. The Company believes that the fixed rate represents the Company's long-term market rate. Therefore, there is no significant opportunity cost associated with the fixed rate. At March 28, 2004, the Company held no marketable securities available-for-sale.

                        ITEM 4 - CONTROLS AND PROCEDURES

         Since March 28, 2004, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 28, 2004 to ensure that information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting since the date of such evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

                           ITEM 1 - LEGAL PROCEEDINGS

      From time to time, claims are made against the Company in the ordinary course of business. With the assistance from legal counsel, estimated amounts for such claims that are probable and can reasonably be estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated accruals would be dependent on new claims as they arise and the favorable or unfavorable outcome of the particular litigation. As of March 28, 2004, the Company was not a party to any legal proceeding that is likely to reasonably have a material impact on the results of operations or financial condition of the Company.

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.        Exhibits
          --------

          31.1 Certification of Brian H. McInerney, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of W. David Walters, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Brian H. McInerney, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of W. David Walters, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

b.        Reports on Form 8-K
          -------------------

                 On March 23, 2004, the Company filed a current report on Form 8-K reporting under Item 12, the issuance of a press release disclosing the earnings for the year ended December 28, 2003.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GLACIER WATER SERVICES, INC.

Date:  May 07, 2004                    By: /s/ Brian H. McInerney
                                           ----------------------
                                           Brian H. McInerney
                                           President and Chief Executive Officer


Date:  May 07, 2004                    By: /s/ W. David Walters
                                           --------------------
                                           W. David Walters
                                           Senior Vice President and
                                           Chief Financial Officer