Form 10-Q
period 2004-06-27
GLACIER WATER SERVICES INC
filed 2004-08-09
CIK 883505

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 27, 2004

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to
                                       ---------   ----------

         Commission File Number: 1-11012
                                 -------

                          GLACIER WATER SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


       Delaware                                          33-0493559
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


2651 La Mirada Drive, Suite 100, Vista, California                      92081
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES |_| NO |X|

     Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 2,121,941 shares of common stock, $.01 par value, outstanding at July 15, 2004.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                          GLACIER WATER SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                            June 27,         December 28,
                                                                                             2004             2003 *
                                                                                             ----             ----
                                        ASSETS                                             (unaudited)
                                        ------
Current assets:
   Cash and cash equivalents                                                            $         3,194    $       1,924
   Accounts receivable, net of allowance for doubtful accounts of $155 and
      $151 as of June 27, 2004 and December 28, 2003, respectively                                2,288            2,118
   Repair parts                                                                                   1,870            1,718
   Prepaid expenses and other                                                                       569            1,058
                                                                                        ---------------    -------------
      Total current assets                                                                        7,921            6,818

Property and equipment, net                                                                      45,610           45,455
Goodwill                                                                                          6,869            6,966
Intangible assets, net                                                                              590              714
Investment in Glacier Water Trust I                                                               2,629            2,629
Investment in Glacier Water Trust I Preferred Securities                                          3,357            3,357
Other assets                                                                                      5,460            5,777
                                                                                        ---------------    -------------
Total assets                                                                            $        72,436    $      71,716
                                                                                        ===============    =============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------
Current liabilities:
   Accounts payable                                                                     $         2,054    $       1,143
   Accrued commissions                                                                            1,994            1,713
   Accrued liabilities                                                                            1,672            2,062
   Current portion of obligations under capital lease                                               253              244
   Current portion of long-term notes payable                                                       629              761
                                                                                        ---------------    -------------
      Total current liabilities                                                                   6,602            5,923

Long-term debt                                                                                   87,629           87,629
Long-term portion of obligations under capital lease                                                794              923
Long-term notes payable                                                                           3,520            2,000
                                                                                        ---------------    -------------
Total liabilities                                                                                98,545           96,475

Stockholders' deficit:
   Common stock, $.01 par value; 10,000,000 shares authorized,
      2,121,941 and 2,118,841 shares issued and outstanding as of June 27, 2004
      and December 28, 2003, respectively                                                            37               37
   Additional paid-in capital                                                                    18,492           18,460
   Retained deficit                                                                             (12,076)         (10,694)
  Treasury stock, at cost, 1,587,606 shares as of June 27, 2004 and
     December 28, 2003                                                                          (32,562)         (32,562)
                                                                                        ---------------    -------------
      Total stockholders' deficit                                                               (26,109)         (24,759)
                                                                                        ---------------    -------------
Total liabilities and stockholders' deficit                                             $        72,436    $      71,716
                                                                                        ===============    =============


*Amounts derived from audited information

The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                         Three Months Ended                 Six Months Ended
                                                                    -----------------------------     ------------------------------
                                                                       June 27,         June 29,         June 27,         June 29,
                                                                          2004             2003             2004            2003
                                                                    -------------    ------------     ------------     -------------
                                                                    $    19,246      $    17,789      $    36,791      $    34,322
Revenues
Operating costs and expenses:
     Operating expenses                                                  12,158           10,976           23,833           21,646
     Depreciation and amortization                                        2,590            2,917            5,100            5,878
                                                                    -------------    ------------     ------------     -------------
          Cost of goods sold                                             14,748           13,893           28,933           27,524

     Selling, general and administrative expenses                         2,774            2,707            5,405            5,071
                                                                    -------------    ------------     ------------     -------------
          Total operating costs and expenses                             17,522           16,600           34,338           32,595
                                                                    -------------    ------------     ------------     -------------

Income from operations                                                    1,724            1,189            2,453            1,727

Other expenses:
     Interest expense                                                     1,906            1,788            3,835            3,238
     Investment expense                                                      --               28               --               52
                                                                    -------------    ------------     ------------     -------------
           Total other expense                                            1,906            1,816            3,835            3,290
                                                                    -------------    ------------     ------------     -------------

Loss before income taxes                                                   (182)            (627)          (1,382)          (1,563)
Income tax benefit                                                           --               --               --               --
                                                                    -------------    ------------     ------------     -------------
Net loss                                                                   (182)            (627)          (1,382)          (1,563)

Preferred stock dividends                                                   --                32              --                64
                                                                    -------------    ------------     ------------     -------------
Net loss applicable to common stockholders                          $      (182)     $      (659)     $    (1,382)     $    (1,627)
                                                                    =============    ============     ============     =============

Basic and diluted loss per common share:
     Net loss applicable to common stockholders                     $     (0.09)     $     (0.32)     $     (0.65)     $     (0.66)
                                                                    =============    ============     ============     =============
           Weighted average shares used in calculation                2,119,790        2,039,842        2,119,637        2,448,567


                          GLACIER WATER SERVICES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)

                                                                         Three Months Ended                 Six Months Ended
                                                                    -----------------------------     ------------------------------
                                                                       June 27,         June 29,         June 27,         June 29,
                                                                         2004             2003             2004            2003
                                                                    -------------    ------------     ------------     -------------
                                                                    $      (182)     $      (627)     $    (1,382)     $    (1,563)
                                                                    -------------    ------------     ------------     -------------
Net loss
Unrealized gain on securities:
  Unrealized holding gain arising during the period                          --               65               --              142
  Less:  reclassification adjustment for net realized losses
        included in net loss                                                 --               44               --               94
                                                                    -------------    ------------     ------------     -------------
Net unrealized gain                                                          --               21               --               48
                                                                    -------------    ------------     ------------     -------------
Comprehensive loss                                                  $     (182)      $      (606)     $    (1,382)     $    (1,515)
                                                                    =============    ============     ============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 June 27,             June 29,
                                                                                   2004                 2003
                                                                                   ----                 ----
    Cash flow from operating activities:
       Net loss                                                             $      (1,382)       $     (1,563)
       Adjustments to reconcile net loss to net cash provided by
         operating activities:
           Depreciation and amortization                                            5,100               5,878
           Loss on disposal of assets                                                 251                  22
           Net realized loss on sales of investments                                   --                  94
       Change in operating assets and liabilities:
           Accounts receivable                                                       (170)                 13
           Repair parts                                                               (152)              (107)
           Prepaid expenses and other                                                  489               (133)
           Other assets                                                                  5               (151)
           Accounts payable, accrued commissions and accrued liabilities               802                261
                                                                            --------------       ------------
                        Net cash provided by operating activities                    4,943              4,314
                                                                            --------------       ------------
    Cash flows from investing activities:
       Net investment in vending equipment                                          (4,973)            (2,312)
       Proceeds from maturities of investments                                          --                 17
                                                                            --------------       ------------
                        Net cash used in investing activities                       (4,973)            (2,295)
                                                                            --------------       ------------

    Cash flows from financing activities:
       Dividends paid                                                                   --                (64)
       Principal payments on line of credit and long-term notes payable               (830)            (5,080)
       Proceeds from line of credit and long-term notes payable                      2,218                 --
       Net payments under capital lease obligations                                   (120)                --
       Proceeds from issuance of stock from exercise of stock options                   32                450
                                                                            --------------       ------------
                         Net cash provided by (used in) financing activities         1,300             (4,694)
                                                                            --------------       ------------

    Net increase (decrease) in cash and cash equivalent                             1,270              (2,675)
    Cash and cash equivalents, beginning of period                                  1,924               7,308
                                                                            --------------       ------------
    Cash and cash equivalents, end of period                                $       3,194        $      4,633
                                                                            ==============       ============



The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                                 (in thousands)
                                   (unaudited)


                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                 June 27,             June 29,
                                                                                   2004                 2003
                                                                                   ----                 ----
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                $         3,757      $        3,168
                                                                            ==============       ============
    Cash paid for income taxes                                            $             3      $           --
                                                                            ==============       ============

Non-cash financing activities:
      Repurchase of treasury stock through the exchange of
       Trust Preferred Securities previously purchased by the Company     $            --      $      (17,710)
                                                                            ==============       ============


 The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 27, 2004
                                   (unaudited)

1.   Basis of Presentation

     Glacier Water Services, Inc., a Delaware corporation ("Glacier" or "Company"), is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries and the consolidated results of their operations and their cash flows for the three- and six-month periods ended June 27, 2004 and June 29, 2003. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and six-month periods ended June 27, 2004 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2003.


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

                          GLACIER WATER SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 27, 2004
                                   (unaudited)


                                                                          Three Months Ended                  Six Months Ended
                                                                          ------------------                  ----------------
                                                                       June 27,         June 29,         June 27,         June 29,
                                                                         2004             2003             2004             2003
                                                                         ----             ----             ----             ----
                                                                                 (in thousands, except per share data )
Net loss applicable to common stockholders,
as reported                                                        $         (182)   $       (659)    $     (1,382)    $    (1,627)
                                                                   --------------    ------------     ------------     -----------
Deduct:  Total stock-based employee compensation
expense determined under the fair value method for
all awards                                                                    (55)           (269)            (230)           (450)
                                                                   --------------    ------------     ------------     -----------
Pro forma net loss applicable to common stockholders               $         (237)   $       (928)    $     (1,612)    $    (2,077)
                                                                   ==============    ============     ============     ===========

Basic and diluted loss per common share:
As reported                                                        $        (0.09)   $     (0.32)     $      (0.65)    $     (0.66)
                                                                   ==============    ============     ============     ===========
Pro forma                                                          $        (0.11)   $     (0.45)     $      (0.76)    $     (0.85)
                                                                   ==============    ============     ============     ===========


     The fair value of the stock options was estimated at the date of grant using the "Black-Scholes" method for option pricing and the following weighted average assumptions were used for grants made during the three- and six-month periods ended June 29, 2003. The Company's Stock Option Program expired in March 2004 and no options were issued during the three- and six-month periods ended June 27, 2004.

                                                                      Three Months Ended       Six Months Ended
                                                                      ------------------       ----------------
                                                                        June 29, 2003            June 29, 2003
Risk free interest rate                                                         1.04%                  1.10%
Dividend yield                                                                     0%                     0%
Expected volatility of the company's stock                                      25.5%                  30.4%
Weighted average expected life (in years)                                        5.0                    8.6

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

                                                                          Three Months Ended                  Six Months Ended
                                                                          ------------------                  ----------------
                                                                       June 27,         June 29,         June 27,         June 29,
                                                                         2004             2003             2004             2003
                                                                         ----             ----             ----             ----
                                                                             (in thousands except share and per share data)

Numerator for basic earnings per share - net loss applicable to
Common shareholders                                                $         (182)   $       (659)    $     (1,382)    $    (1,627)
                                                                   --------------    ------------     ------------     -----------
Denominator - shares:
     Weighted average common shares for basic earnings
     per share                                                          2,119,790       2,039,842        2,119,637        2,448,567
     Effect of dilutive securities                                             --             --                --              --
                                                                   --------------    ------------     ------------     -----------
Dilutive potential shares for diluted earnings per share                2,119,790       2,039,842        2,119,637       2,448,567
                                                                   ==============    ============     ============     ===========
Loss per share:
     Basic and dilutive loss applicable to                         $        (0.09)   $      (0.32)    $      (0.65)    $     (0.66)
                                                                   ==============    ============     ============     ===========
Potentially dilutive securities not included above since they
are antidilutive                                                          391,304         285,180          384,375         290,318
                                                                   ==============    ============     ============     ===========

                          GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 27, 2004
                                   (unaudited)


4.
Acquisitions

     On October 7, 2003, Glacier acquired Water Island, Inc. ("Water Island") for a purchase price of $6,068,000, including $702,000 which is payable in installments over two years. The Company incurred transaction costs of $202,000, of which none remained accrued at June 27, 2004. This acquisition was consummated principally to expand the Company's water vending operations and customer base. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition. The allocation of fair values of assets and liabilities was based upon a third party appraisal. The excess of purchase price over acquired net assets was $2,736,000 and is classified as goodwill.

     Intangible assets of $333,000 and $100,000 were assigned to contracts and non-compete agreements, respectively (collectively, "Water Island Intangible Assets"). The Water Island Intangible Assets are subject to amortization and have an average useful life of approximately 3 and 5 years. For the three month period ended June 27, 2004, the Company recorded amortization related to the Water Island Intangible Assets of approximately $33,000.

     The following unaudited pro forma information assumes that the acquisition of Water Island occurred on December 30, 2002. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect as of June 29, 2003, or of future results of operations.

     The table below presents the actual results for the three- and six-month periods ended June 27, 2004 and the unaudited pro forma results for the three- and six-month periods ended June 29, 2003 respectively:

                                                                          Three Months Ended                  Six Months Ended
                                                                          ------------------                  ----------------
                                                                       June 27,         June 29,         June 27,         June 29,
                                                                         2004             2003             2004             2003
                                                                         ----             ----             ----             ----
                                                                                        Proforma                          Proforma
                                                                             (in thousands, except share and per share data)
Revenues                                                           $         19,246  $       20,320   $       36,791   $     39,342
                                                                   ----------------  --------------   --------------   ------------
Net loss                                                           $         (182)   $         (794)  $       (1,382)  $     (1,605)
                                                                   ----------------  --------------   --------------   ------------
Pro forma net loss applicable to common stockholders               $         (182)   $         (826)  $       (1,382)  $     (1,669)
                                                                   ================  ==============   ==============   ============
Basic and Diluted loss per common share:
     Net loss applicable to common stockholders                    $        (0.09)   $        (0.40)  $        (0.65)  $      (0.68)
                                                                   ================  ==============   ==============   ============
     Weighted average shares used in per common
        share calculation                                               2,119,790       2,039,842        2,119,637        2,448,567

5.   Long-Term Debt and Line of Credit

     Company Obligated Mandatorily Redeemable Preferred Securities

     On January 27, 1998, Glacier Water Trust I (the "Trust"), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 105,154 common securities to the Company and completed a public offering of 3,400,000 of 9.0625% Cumulative Trust Preferred Securities, which are guaranteed by the Company, with a liquidation amount of $25.00 per security (the "Trust Preferred Securities" and together with the common securities the "Trust Securities"). The Trust exists for the sole purpose of issuing Trust Securities and purchasing Subordinated Debentures. Concurrent with the issuance of such securities, the Trust invested the proceeds therefrom in an aggregate principal amount of $87,629,000 of 9.0625% Junior Subordinated Debentures (the "Subordinated Debentures") issued by the Company. As of June 27, 2004, the Company owned 105,154 common securities of the Trust with a carrying value of $2,629,000.

                          GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 27, 2004
                                   (unaudited)

     The Trust is considered a variable interest entity under FIN 46R. Prior to FIN 46R, variable interest entities were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority voting interest in the entity. Under FIN 46R, a variable interest entity should be consolidated by its primary beneficiary. Because the Company is not the primary beneficiary of the Trust, the financial statements of the Trust are no longer included in the consolidated financial statements of the Company. FIN 46R may be adopted either by recording a cumulative effect adjustment as of the date of the adoption, or restating prior period financial statements. The Company opted to restate prior period financial statements. As a result of the de-consolidation, the Company has recorded its ownership of 105,154 shares of common securities of the Trust and its ownership of 134,295 shares of Glacier Water Trust I Preferred Securities as long-term assets and has recorded the Junior Subordinated Debentures at a face value of $87,629,000.

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

     The Company's Board of Directors authorized the purchase of up to 1,250,000 of the Trust Preferred Securities. As of December 29, 2002, the Company had repurchased 921,400 of the Trust Preferred Securities at an average cost of $16.40 per share. The Company did not repurchase any shares of Trust Preferred Securities during fiscal years 2003 or 2004. As of December 29, 2002, the Company had used $15,118,000 in cash to repurchase $23,035,000 face value of the Trust Preferred Securities less $1,098,000 of deferred financing costs. The Company may continue to make such purchases from time to time in open market transactions or block trades. Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, a total of 983,880 then outstanding shares of Common Stock were acquired by the Company in exchange for a total of 787,105 Trust Preferred Securities then held by the Company, at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security. As of June 27, 2004, the Company owned 134,295 Trust Preferred Securities, which have a carrying amount of $3,357,000.

Line of Credit and Notes Payable

     On October 7, 2003, the Company restructured its credit facility with City National Bank. The new $12,000,000 revolving credit facility has a maturity date of February 1, 2009. The credit availability of this facility is reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The revolving credit facility initially required monthly interest payments at the City National Bank's prime rate plus 1.00%. On March 26, 2004, the City National Bank revised the interest rate of the revolving credit facility to City National Bank's prime rate (4.00% per annum at June 27, 2004). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum. The credit facility contains certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the credit facility. The Company was in compliance at June 27, 2004 with all such covenants. As of June 27, 2004, there was $3,100,000 outstanding on the new credit facility, which is included in long-term notes payable. Availability under the $12,000,000 revolving credit facility was $8,100,000 as of June 27, 2004.

                          GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 27, 2004
                                   (unaudited)

     As of June 27, 2004, there was $1,049,000 outstanding under notes payable associated with previous acquisitions. In connection with the 2002 Pure Fill acquisition the company issued a note that was payable over 4 years in equal quarterly payments. As of June 27, 2004, the Pure Fill note had an outstanding balance of $280,000. The Water Island acquisition occurred in 2003 and the Company issued a note that was payable periodically over two years. As of June 27, 2004, the note had a balance of $769,000, with $469,000 due by October 2004 and the remaining $300,000 due on the anniversary date of the acquisition in October 2005. Amounts due after June 27, 2004 under the Company's credit facility and notes payable are included in long-term notes payable. Both the Pure Fill and the Water Island notes payable accrue interest at the prime rate published in the Wall Street Journal (4.0% per annum at June 27, 2004 and June 29, 2003).

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

     The Company looks for acquisition opportunities that will strengthen the Company and improve its operating results. On October 7, 2003, Glacier acquired 100% of the outstanding common stock of Water Island, Inc., a privately held water vending company headquartered in Indianapolis, Indiana. Immediately after the acquisition, Glacier integrated Water Island into the Glacier operations (see Note 4).

Revenues

     Revenues for the quarter ended June 27, 2004 increased $1,457,000, or 8.2%, to $19,246,000 from $17,789,000 for the same period last year. Revenues for the six-month period ended June 27, 2004 increased $2,469,000, or 7.2%, to $36,791,000 from $34,322,000 for the same period last year. As of June 27, 2004, the Company had approximately 15,200 machines in operation, compared to 14,000 machines as of June 29, 2003. The increase in revenues for the three- and six-month periods was due primarily to additional revenues as a result of the Water Island acquisition in the fourth quarter of 2003, offset partially by the impact of the retail grocery strike in California, which was resolved on February 26, 2004.

Costs and Expenses

     Operating expenses, excluding depreciation and amortization, for the quarter ended June 27, 2004 increased to $12,158,000, or 63.2% of revenues, compared to $10,976,000, or 61.7% of revenues, for the same period last year. Operating expenses, excluding depreciation and amortization, for the six-month period ended June 27, 2004 increased to $23,833,000, or 64.8% of revenues, compared to $21,646,000, or 63.1% of revenues, for the same period last year. The increase in operating expenses for the three- and six-month periods ended June 27, 2004 was due primarily to the increased costs to service the additional locations acquired from Water Island and a $235,000 non-cash expense incurred during the quarter ended June 27, 2004 associated with the loss on the disposal of certain assets.

     Depreciation and amortization expense was $2,590,000 for the quarter ended June 27, 2004, compared to $2,917,000 for the same period last year. Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $286,000 and $575,000 for the three-month period ended June 27, 2004 and June 29, 2003, respectively. Depreciation and amortization expense was $5,100,000 for the six-month period ended June 27, 2004, compared to $5,878,000 for the same period last year. Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $539,000 and $1,187,000 for the six-month period ended June 27, 2004 and June 29, 2003, respectively. The decrease in depreciation and amortization expense was due primarily to some assets becoming fully depreciated or amortized, offset partially by the addition of the Water Island assets, which were acquired in the fourth quarter of 2003, and new capital expenditures in the current year. The Water Island assets generated approximately $262,000 of depreciation and amortization expense for the quarter and $552,000 for the six-month period ended June 27, 2004. The Company currently has sufficient machines in storage available for deployment in fiscal 2004. Machines that have been previously installed and are in storage awaiting redeployment are currently being depreciated.

     SG&A expenses for the quarter ended June 27, 2004 increased to $2,774,000, or 14.4% of revenues, compared to $2,707,000, or 15.2% of revenues, for the same period last year. SG&A expenses for the six-month period ended June 27, 2004 increased to $5,405,000, or 14.7% of revenues, compared to $5,071,000, or 14.8% of revenues, for the same period last year. The increase in SG&A expenses for both the three- and six-month periods ended June 27, 2004 was the result of additional costs associated with the Water Island operations offset by a $250,000 reduction in legal expenses primarily associated with the settlement of certain claims against the Company last year.

     Interest expense for the quarter ended June 27, 2004 increased $118,000 to $1,906,000, compared to $1,788,000 for the same period last year. The $118,000 increase in interest expense was attributed to $54,000 of additional interest associated with the Exchange Offer (see Note 5) and $64,000 of additional interest associated with higher outstanding borrowing on the credit facility compared to last year. Interest expense for the six-month period ended June 27, 2004 increased $597,000 to $3,835,000, compared to $3,238,000 for the same period last year. The $597,000 increase in interest expense was attributed to $500,000 of additional interest associated with the Exchange Offer (see Note 5) and $97,000 of additional interest associated with higher outstanding borrowing on the credit facility compared to last year.

     For the quarter ended June 27, 2004, the Company had no investment income, compared to net investment expense totaling $28,000 for the same period last year.

     As a result of the foregoing, the Company had a loss applicable to common stockholders of $182,000 and $1,382,000 for the three- and six-month periods, respectively, ended June 27, 2004 compared to a loss applicable to common stockholders of $659,000 and $1,627,000 for the same periods last year, respectively.

Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash flows from operations and funds available under the Company's credit facility. On October 7, 2003, the Company restructured its credit facility with City National Bank. The new $12,000,000 revolving credit facility has a maturity date of February 1, 2009. The credit availability of this facility is reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The revolving credit facility required monthly interest payments at the City National Bank's prime rate plus 1.00%. On March 26, 2004, the City National Bank revised the interest rate of the revolving credit facility to City National Bank's prime rate (4.00% per annum at June 27, 2004). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum. The credit facility contains certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets, such as repair parts and equipment, as collateral for its obligations under the credit facility. The Company was in compliance as of June 27, 2004 with all such covenants. As of June 27, 2004, there was $3,100,000 outstanding on the new credit facility, which is included in long-term notes payable. Availability under the revolving credit facility was $8,100,000 as of June 27, 2004.

     As of June 27, 2004, the Company had cash and cash equivalents of $3,194,000 and net working capital of $1,319,000. Net cash provided by operating activities was $4,943,000; net cash used in investing activities was $4,973,000; and net cash provided by financing activities was $1,300,000 for the six-month period ended June 27, 2004. The Company's stockholders' deficit as of June 27, 2004 was $26,109,000, which amount continues to be below the American Stock Exchange's listing guidelines. Although no actions have been taken to date, it is possible that the American Stock Exchange could delist the Company's stock.

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

Acquisitions

     On October 7, 2003, Glacier acquired Water Island for a purchase price of $6,068,000, including $702,000 which is payable in installments over two years. The Company incurred transaction costs of $202,000, of which none remained accrued at June 27, 2004. This acquisition was consummated principally to expand the Company's water vending operations and customer base. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition. The allocation of fair values of assets and liabilities was based upon a third party appraisal. The excess of purchase price over acquired net assets was $2,736,000 and is classified as goodwill.

     Intangible assets of $333,000 and $100,000 were assigned to contracts and non-compete agreements, respectively (collectively, "Water Island Intangible Assets"). The Water Island Intangible Assets are subject to amortization and have an average useful life of approximately 3 and 5 years. For the three- and six-month periods ended June 27, 2004, the Company recorded amortization of $33,000 and $66,000 related to the Water Island Intangible Assets.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The primary beneficiary of a variable interest entity is the entity that absorbs a majority of the variable interest entity's expected losses, receives a majority of the variable interest entity's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a variable interest entity. Prior to the implementation of FIN 46, variable interest entities were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interests in the entity. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interests entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this interpretation did not have a material effect on the consolidated financial statements.

     The Company adopted FIN 46, as revised ("FIN 46R"), which required the Company to de-consolidate its investment in Glacier Water Trust I. The application of this interpretation resulted in the Company reflecting its ownership of the Trust and its ownership of 134,295 shares of Trust Preferred Securities as long-term assets and increasing long-term debt by the same amount of $5,986,000.

     FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits ("FASB 132"). FASB 132 (revised), which the FASB expects to issue by the end of the year, will revise employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. FASB 132 (revised) will retain and revise the disclosure requirements contained in the original FASB 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. FASB 132 generally is effective for fiscal years ending after December 15, 2003. The application of FASB 132 did not have a material effect on the consolidated financial statements.


ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. The Company's outstanding bank debt is tied to the bank's prime lending rate and as such, the Company is at risk due to increases in market rates. A 10% change in the bank's lending rate would have the potential of increasing the interest on the expected average outstanding borrowings of the bank debt and impacting the future earnings of the Company by less than $25,000 annually. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed-rate obligations associated with the Trust Preferred Securities. The Company believes that the fixed rate represents the Company's long-term market rate. Therefore, there is no significant opportunity cost associated with the fixed rate. As of June 27, 2004, the Company held no marketable securities available-for-sale.


ITEM 4 - CONTROLS AND PROCEDURES

     Since June 27, 2004, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 27, 2004 to ensure that information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting since the date of such evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     From time to time, claims are made against the Company in the ordinary course of business. With the assistance from legal counsel, estimated amounts for such claims that are probable and can reasonably be estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated accruals would be dependent on new claims as they arise and the favorable or unfavorable outcome of the particular litigation. As of June 27, 2004, the Company was not a party to any legal proceeding that is likely to reasonably have a material impact on the results of operations or financial condition of the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECUITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 6, 2004. Out of 2,119,591 shares of common stock entitled to vote at such meeting, there were present in person or by proxy 1,941,539 shares. At the Annual Meeting, the stockholders approved the following matters:

     Proposal 1. The election of the following seven directors to serve for one year. The votes for the nominated directors were as follows:

    Director's Name                 Votes For              Votes Withheld
------------------------      ----------------------   ------------------------
William A. Armstrong               1,917,139                    24,400
Peter H. Neuwirth                  1,906,188                    35,351
William G. Bell                    1,941,539                        --
Charles A. Norris                  1,941,539                        --
Richard A. Kayne                   1,941,539                        --
Brian H. McInerney                 1,941,539                        --
Heidi E. Yodowitz                  1,917,139                    24,400

Proposal 2. Ratification of the appointment of KPMG LLP as the independent auditors of the Company for the year ending January 2, 2005. 1,941,539 votes were cast for approval and no votes were cast against or were abstained and there were no broker non-votes.


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


            31.2 Certification of W. David Walters, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.


            32.1 Certification of Brian H. McInerney, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.


            32.2 Certification of W. David Walters, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

        b.  Reports on Form 8-K
            -------------------

                On May 10, 2004, the Company filed a current report on Form 8-K reporting under Item 12, the issuance of a press release disclosing the earnings for the quarter ended March 28, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GLACIER WATER SERVICES, INC.

Date:  August 4, 2004                           By:/s/Brian H. McInerney
                                                   ---------------------
                                                   Brian H. McInerney
                                                   President and Chief Executive
                                                   Officer

Date:  August 4, 2004                           By:/s/W. David Walters
                                                   -------------------
                                                   W. David Walters
                                                   Senior Vice President and
                                                   Chief Financial Officer