Form 10-Q
period 2004-09-26
GLACIER WATER SERVICES INC
filed 2004-11-04
CIK 883505

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 26, 2004

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------   -----------------

         Commission File Number: 1-11012
                                 --------

                          GLACIER WATER SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)



          Delaware                                 33-0493559
-------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)



1385 Park Center Drive, Vista, California                     92081
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)



       (760) 560-1111 (Registrant's telephone number, including area code)

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

     Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 2,158,281 shares of common stock, $.01 par value, outstanding at October 15, 2004.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                          GLACIER WATER SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                                         September 26,      December 28,
                                                                                              2004             2003 *
                                                                                        ---------------    -------------
                                        ASSETS                                            (unaudited)
                                        ------
Current assets:
   Cash and cash equivalents                                                            $         3,589    $       1,924
   Accounts receivable, net of allowance for doubtful accounts of $163 and
      $151 as of September 26, 2004 and December 28, 2003, respectively ..........                2,589            2,118
   Repair parts ..................................................................                2,403            1,718
   Prepaid expenses and other ....................................................                  674            1,058
                                                                                        ---------------    -------------
      Total current assets .......................................................                9,255            6,818

Property and equipment, net ......................................................               48,179           45,455
Goodwill .........................................................................                6,869            6,966
Intangible assets, net ...........................................................                  532              714
Investment in Glacier Water Trust I ..............................................                2,629            2,629
Investment in Glacier Water Trust I Preferred Securities .........................                3,357            3,357
Other assets .....................................................................                5,429            5,777
                                                                                        ---------------    -------------
Total assets .....................................................................      $        76,250    $      71,716
                                                                                        ===============    =============
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ..............................................................      $         2,340    $       1,143
   Accrued commissions ...........................................................                2,298            1,713
   Accrued liabilities ...........................................................                1,714            2,062
   Current portion of obligations under capital lease ............................                  257              244
   Current portion of long-term notes payable ....................................                  601              761
                                                                                        ---------------    -------------
      Total current liabilities ..................................................                7,210            5,923

Long-term debt ...................................................................               87,629           87,629
Long-term portion of obligations under capital lease .............................                  728              923
Long-term notes payable ..........................................................                5,380            2,000
                                                                                        ---------------    -------------
Total liabilities ................................................................              100,947           96,475

Stockholders' deficit:
  Common stock, $.01 par value; 10,000,000 shares authorized, 2,158,281 and
     2,118,841 shares issued and outstanding as of September 26, 2004 and
     December 28, 2003,
     respectively ................................................................                   38               37
   Additional paid-in capital ....................................................               18,917           18,460
   Retained deficit ..............................................................              (11,090)         (10,694)
  Treasury stock, at cost, 1,587,606 shares as of September 26, 2004 and
     December 28, 2003 ...........................................................              (32,562)         (32,562)
                                                                                        ----------------   --------------
      Total stockholders' deficit ................................................              (24,697)         (24,759)
                                                                                        ----------------   --------------
Total liabilities and stockholders' deficit ......................................      $        76,250    $      71,716
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

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                    Three Months Ended                 Nine Months Ended
                                                              -----------------------------     ------------------------------
                                                              September 26,    September 28,    September 26,    September 28,
                                                                   2004             2003             2004             2003
                                                               -----------     ------------      -----------      -----------
Revenues ...................................................   $    21,332      $    20,447      $    58,123      $    54,770
Operating costs and expenses:
     Operating expenses ....................................        13,080           12,223           36,913           33,869
     Depreciation and amortization .........................         2,733            3,004            7,834            8,882
                                                               -----------      -----------      -----------      -----------
          Cost of goods sold ...............................        15,813           15,227           44,747           42,751

     Selling, general and administrative expenses ..........         2,624            2,191            8,028            7,263
                                                               -----------      -----------      -----------      -----------
          Total operating costs and expenses ...............        18,437           17,418           52,775           50,014
                                                               -----------      -----------      -----------      -----------
Income from operations .....................................         2,895            3,029            5,348            4,756

Other expenses:
     Interest expense ......................................         1,909            1,855            5,744            5,093
     Investment (income) expense ...........................            --              (18)              --               34
                                                               -----------      ------------     -----------      -----------
           Total other expense .............................         1,909            1,837            5,744            5,127
                                                               -----------      -----------      -----------      -----------
Income (loss) before income taxes ..........................           986            1,192             (396)            (371)
Income tax benefit .........................................            --               --               --               --
                                                               -----------      -----------      -----------      -----------
Net income (loss) ..........................................           986            1,192             (396)            (371)
Preferred stock dividends ..................................           --                32              --                96
                                                               ----------       -----------      ----------       -----------
Net income (loss) applicable to common stockholders ........   $       986      $     1,160      $      (396)     $      (467)
                                                               ===========      ===========      ============     ============
Basic income (loss) per common share:
     Net income (loss) applicable to common stockholders ...   $      0.46      $      0.61      $     (0.19)     $     (0.21)
                                                               ===========      ===========      ===========      ===========
           Weighted average shares used in calculation .....     2,145,848        1,913,550        2,128,374        2,270,228

Diluted income (loss) per common share:
     Net income (loss) applicable to common stockholders ...   $      0.38      $      0.51      $     (0.19)     $     (0.21)
                                                               ===========      ===========      ===========      ===========
           Weighted average shares used in calculation .....     2,581,257        2,267,351        2,128,374        2,270,228


                          GLACIER WATER SERVICES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)


                                                                    Three Months Ended                Nine Months Ended
                                                               ----------------------------      ---------------------------
                                                               September 26,    September 28,    September 26,    September 28,
                                                                    2004             2003             2004            2003
                                                               ------------    ------------      -----------      -----------
Net income (loss) ..........................................   $       986      $     1,192      $      (396)     $      (371)
                                                               -----------      -----------      -----------      -----------
Unrealized gain on securities:
  Unrealized holding gain arising during the period ........            --               --               --              142
  Less:  reclassification adjustment for net realized losses
        included in net loss ...............................            --               --               --               94
                                                               -----------      -----------      -----------      -----------
Net unrealized gain ........................................            --               --               --               48
                                                               -----------      -----------      -----------      -----------
Comprehensive income (loss) ................................   $       986      $     1,192      $      (396)     $      (323)
                                                               ===========       ==========      ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                              Nine Months Ended
                                                                                       ----------------------------------
                                                                                       September 26,        September 28,
                                                                                            2004                 2003
                                                                                          --------             -------
Cash flow from operating activities:
   Net loss ....................................................................          $   (396)            $   (371)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization ...........................................             7,834                8,882
       Loss on disposal of assets ..............................................               261                   22
       Net realized loss on sales of investments ...............................              --                     94
   Change in operating assets and liabilities:
       Accounts receivable .....................................................              (471)                 (75)
       Repair parts ............................................................              (685)                 (30)
       Prepaid expenses and other ..............................................               384                 (203)
       Other assets ............................................................              (171)                (217)
       Accounts payable, accrued commissions and accrued liabilities ...........             1,434                  479
                                                                                          --------             --------
                    Net cash provided by operating activities ..................             8,190                8,581
                                                                                          --------             --------
Cash flows from investing activities:
   Investment in vending equipment .............................................           (10,021)              (3,881)
   Proceeds from maturities of investments .....................................              --                     17
                                                                                          --------             --------
                    Net cash used in investing activities ......................           (10,021)              (3,864)
                                                                                          --------             --------
Cash flows from financing activities:
   Dividends paid ..............................................................              --                    (96)
   Principal payments on line of credit and long-term notes payable ............            (1,998)              (5,120)
   Proceeds from line of credit and long-term notes payable ....................             5,218                 --
   Payments under capital lease obligations ....................................              (182)                --
   Proceeds from issuance of stock from exercise of stock options ..............               458                  453
                                                                                          --------             --------
                     Net cash provided by (used in) financing activities .......             3,496               (4,763)
                                                                                          --------             --------
Net increase (decrease) in cash and cash equivalent ............................             1,665                  (46)
Cash and cash equivalents, beginning of period .................................             1,924                7,308
                                                                                          --------             --------
Cash and cash equivalents, end of period .......................................          $  3,589             $  7,262
                                                                                          ========             ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                                 (in thousands)
                                   (unaudited)


                                                                                          Nine Months Ended
                                                                                          -----------------
                                                                                   September 26,      September 28,
                                                                                       2004               2003
                                                                                     -------            --------
     Supplemental disclosure of cash flow information:
Cash paid for interest ..................................................            $ 5,651            $  5,018
                                                                                     =======            ========
  Non-cash financing activities:

  Repurchase of treasury stock through the exchange of
   Trust Preferred Securities previously purchased by the Company .......            $  --              $(17,710)
                                                                                     =======            ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 2004
                                   (unaudited)

1. BASIS OF PRESENTATION

     Glacier Water Services, Inc., a Delaware corporation ("Glacier" or "Company"), is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries and the consolidated results of their operations and their cash flows for the three- and nine-month periods ended September 26, 2004 and September 28, 2003. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with United States generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and nine-month periods ended September 26, 2004 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2003.

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

     The following unaudited pro forma disclosures represent what the Company's net income (loss) and income (loss) per common share would have been had the Company recorded compensation cost for this plan in accordance with the provisions of SFAS No. 123:

                          GLACIER WATER SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 26, 2004
                                   (unaudited)

                                                                        Three Months Ended                 Nine Months Ended
                                                                 ------------------------------     -----------------------------
                                                                  September 26,     September 28,     September 26,   September 28,
                                                                      2004             2003              2004              2003
                                                                 --------------    ------------     ------------     -------------
                                                                                (in thousands, except per share data )
Net income (loss) applicable to common stockholders,
as reported ...................................................  $          986    $      1,160     $       (396)    $      (467)
                                                                 --------------    ------------     ------------     -----------
Deduct:  Total stock-based employee compensation
expense determined under the fair value method for
all awards ....................................................             (55)           (198)            (284)           (648)
                                                                 ---------------   -------------    ------------     -----------
Pro forma net income (loss) applicable to common stockholders    $          931    $        962     $       (680)    $    (1,115)
                                                                 ==============    ============     ============     ===========
Basic income (loss) per common share:
As reported ...................................................  $         0.46    $       0.61     $      (0.19)    $     (0.21)
                                                                 ==============    ============     ============     ===========
Pro forma .....................................................  $         0.43    $       0.50     $      (0.32)    $     (0.49)
                                                                 ==============    ============     ============     ===========
Diluted income (loss) per common share:
As reported ...................................................  $         0.38    $       0.51     $      (0.19)    $     (0.21)
                                                                 ==============    ============     ============     ===========
Pro forma .....................................................  $         0.36    $       0.42     $      (0.32)    $     (0.49)
                                                                 ==============    ============     ============     ===========


         The fair value of the stock options was estimated at the date of grant using the "Black-Scholes" method for option pricing and the following weighted average assumptions were used for grants made during the three- and nine-month periods ended September 28, 2003. The Company's Stock Option Program expired in March 2004 and no options were issued during the three- and nine-month periods ended September 26, 2004.



                                                                      Three Months Ended       Nine Months Ended
                                                                      September 28, 2003      September 28, 2003
                                                                      ------------------      ------------------
Risk free interest rate                                                             0.93%                  1.04%
Dividend yield                                                                         0%                     0%
Expected volatility of the company's stock                                          28.8%                  25.1%
Weighted average expected life (in years)                                           10.0                    9.2


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

                                                                      Three Months Ended               Nine Months Ended
                                                               ------------------------------     ------------------------------
                                                               September 26,     September 28,    September 26,    September 28,
                                                                   2004              2003             2004             2003
                                                               --------------     ------------     ------------     ---------
                                                                          (in thousands except share and per share data)
Numerator for basic earnings per share - net income (loss)
applicable to common shareholders ............................ $          986     $      1,160     $       (396)    $    (467)
                                                               --------------     ------------     ------------     ----------
Denominator - shares:
     Weighted average common shares for basic
       earnings per share ....................................      2,145,848        1,913,550        2,128,374     2,270,228
     Effect of dilutive securities ...........................        435,409          353,801              --             --
                                                               --------------     ------------     ------------     ---------
Dilutive potential shares for diluted earnings per share .....      2,581,257        2,267,351        2,128,374     2,270,228
                                                               ==============     ============     ============     =========
Income (loss) per share:
     Basic income (loss) applicable to
     common shareholders ..................................... $         0.46     $       0.61     $      (0.19)    $   (0.21)
                                                               ==============     ============     ============     =========
     Dilutive income (loss) applicable to
     common shareholders ..................................... $         0.38     $       0.51     $      (0.19)    $   (0.21)
                                                               ==============     ============     ============     =========
Potentially dilutive securities not included above since
they are antidilutive ........................................             --               --          406,832       612,673
                                                               ==============     ============     ============     =========

4. ACQUISITIONS

     On October 7, 2003, Glacier acquired Water Island, Inc. ("Water Island") for a purchase price of $6,068,000, including $702,000 which is payable in installments over two years. The Company incurred transaction costs of $202,000, of which none remained accrued at September 26, 2004. This acquisition was consummated principally to expand the Company's water vending operations and customer base. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition. The allocation of fair values of assets and liabilities was based upon a third party appraisal. The excess of purchase price over acquired net assets was $2,739,000 and is classified as goodwill.

     Intangible assets of $333,000 and $100,000 were assigned to contracts and non-compete agreements, respectively (collectively, "Water Island Intangible Assets"). The Water Island Intangible Assets are subject to amortization and have an average useful life of approximately 3 and 5 years. For the three month period ended September 26, 2004, the Company recorded amortization related to the Water Island Intangible Assets of approximately $33,000.

     The following unaudited pro forma information assumes that the acquisition of Water Island occurred on December 30, 2002. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect as of December 30, 2002, or of future results of operations.

     The table below presents the actual results for the three- and nine-month periods ended September 26, 2004 and the unaudited pro forma results for the three- and nine-month periods ended September 28, 2003 respectively:

                                                                            Three Months Ended            Nine Months Ended
                                                                   ------------------------------  -----------------------------
                                                                   September 26,     September 28, September 26,   September 28,
                                                                       2004              2003          2004            2003
                                                                   -------------     ------------  ------------     -----------
                                                                                        Proforma                      Proforma
                                                                          (in thousands, except share and per share data)
Revenues ......................................................    $      21,332     $     23,454  $     58,123     $    62,795
                                                                   -------------     ------------  ------------     -----------
Net income (loss) .............................................    $         986     $      1,157  $       (396)    $      (448)
                                                                   -------------     ------------  -------------    -----------
Pro forma net loss applicable to common stockholders ..........    $         986     $      1,125  $       (396)    $      (544)
                                                                   =============     ============  =============    ===========
Basic income (loss) per common share:
     Net income (loss) applicable to common stockholders ......    $        0.46     $       0.59  $      (0.19)    $     (0.24)
                                                                   =============     ============  ============     ===========
     Weighted average shares used in per common
          share calculation ...................................        2,145,848        1,913,550     2,128,374       2,270,228
Diluted income (loss) per common share:
     Net income (loss) applicable to common stockholders ......    $        0.38     $       0.50         (0.19)          (0.24)
                                                                   =============     ============  ============     ==========
     Weighted average shares used in per common
          share calculation ...................................        2,581,257        2,267,351     2,128,374       2,270,228


5. LONG-TERM DEBT AND LINE OF CREDIT

         Company Obligated Mandatorily Redeemable Preferred Securities

     On January 27, 1998, Glacier Water Trust I (the "Trust"), a newly created Delaware business trust and a wholly-owned subsidiary of the Company, issued 105,154 common securities to the Company and completed a public offering of 3,400,000 of 9.0625% Cumulative Trust Preferred Securities, which are guaranteed by the Company, with a liquidation amount of $25.00 per security (the "Trust Preferred Securities" and together with the common securities the "Trust Securities"). The Trust exists for the sole purpose of issuing Trust Securities and purchasing Subordinated Debentures. Concurrent with the issuance of such securities, the Trust invested the proceeds therefrom in an aggregate principal amount of $87,629,000 of 9.0625% Junior Subordinated Debentures (the "Subordinated Debentures") issued by the Company. As of September 26, 2004, the Company owned 105,154 common securities of the Trust with a carrying value of $2,629,000.

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

     The Company's Board of Directors authorized the purchase of up to 1,250,000 of the Trust Preferred Securities. As of December 29, 2002, the Company had repurchased 921,400 of the Trust Preferred Securities at an average cost of $16.40 per share. The Company did not repurchase any shares of Trust Preferred Securities during fiscal years 2003 or 2004. As of December 29, 2002, the Company had used $15,118,000 in cash to repurchase $23,035,000 face value of the Trust Preferred Securities less $1,098,000 of deferred financing costs. The Company may continue to make such purchases from time to time in open market transactions or block trades. Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, a total of 983,880 then outstanding shares of Common Stock were acquired by the Company in exchange for a total of 787,105 Trust Preferred Securities then held by the Company, at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security. As of September 26, 2004, the Company owned 134,295 Trust Preferred Securities, which have a carrying amount of $3,357,000.

Line of Credit and Notes Payable

     On October 7, 2003, the Company restructured its credit facility with City National Bank. The new $12,000,000 revolving credit facility has a maturity date of February 1, 2009. The credit availability of this facility is reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The revolving credit facility initially required monthly interest payments at the City National Bank's prime rate plus 1.00%. On March 26, 2004, the City National Bank revised the interest rate of the revolving credit facility to City National Bank's prime rate (4.75% per annum at September 26, 2004). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum. The credit facility contains certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the credit facility. The Company was in compliance at September 26, 2004 with all such covenants. As of September 26, 2004, there was $5,000,000 outstanding on the new credit facility, which is included in long-term notes payable. Availability under the $12,000,000 revolving credit facility was $5,800,000 as of September 26, 2004.

     As of September 26, 2004, there was $981,000 outstanding under notes payable associated with previous acquisitions. In connection with the 2002 Pure Fill acquisition the company issued a note that was payable over 4 years in equal quarterly payments. As of September 26, 2004, the Pure Fill note had an outstanding balance of $240,000. The Water Island acquisition occurred in 2003 and the Company issued a note that was payable periodically over two years. As of September 26, 2004, the note had a balance of $741,000, with $441,000 due by October 2004 and the remaining $300,000 due on the anniversary date of the acquisition in October 2005. Amounts due after September 26, 2004 under the Company's credit facility and notes payable are included in long-term notes payable. Both the Pure Fill and the Water Island notes payable accrue interest at the prime rate published in the Wall Street Journal (4.75% and 4.0% per annum at September 26, 2004 and September 28, 2003, respectively).

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

     The Company looks for acquisition opportunities that will strengthen the Company and improve its operating results. On October 7, 2003, Glacier acquired 100% of the outstanding common stock of Water Island, Inc., a privately held water vending company headquartered in Indianapolis, Indiana. Immediately after the acquisition, Glacier integrated Water Island into the Glacier operations (see Note 4 of the financial statements).

     During the nine-month period ended September 26, 2004, the Company initiated a major initiative to upgrade its outside water vending machines. The upgrade results in the next generation machine ("G-2") with a new modern appearance and increased functionality such as dollar bill validators, multi-vend capability, a replaceable stainless steel vend chamber and replaceable Lexan panels. The Company plans to complete the upgrade of approximately 11,000 outside machines over the next 12 months. The Company expects that it will expend a total of approximately $22,000,000 in connection with this major upgrade initiative. The initiative is such that the Company has the ability to time these expenditures with the availability of its cash flows from operations and availability under its credit facility. As of September 26, 2004, the Company had upgraded approximately 3,300 machines.

Revenues

     Revenues for the quarter ended September 26, 2004 increased $885,000, or 4.3%, to $21,332,000 from $20,447,000 for the same period last year. Revenues for the nine-month period ended September 26, 2004 increased $3,353,000, or 6.1%, to $58,123,000 from $54,770,000 for the same period last year. As of September 26, 2004, the Company had approximately 15,200 machines in operation, compared to 14,000 machines as of September 28, 2003. The increase in revenues for the three- and nine-month periods was due primarily to additional revenues as a result of the Water Island acquisition in the fourth quarter of 2003, offset partially by the impact of the cooler than normal summer in California and the negative impact of hurricanes Charley, Frances, Ivan, and Jeanne, which temporarily shut down several hundred of the Company's machines. All machines have since been put back into service. The Company is unable to calculate the exact impact the hurricanes had on current year revenues.

Costs and Expenses

     Operating expenses, excluding depreciation and amortization, for the quarter ended September 26, 2004 increased to $13,080,000, or 61.3% of revenues, compared to $12,223,000, or 59.8% of revenues, for the same period last year. Operating expenses, excluding depreciation and amortization, for the nine-month period ended September 26, 2004 increased to $36,913,000, or 63.5% of revenues, compared to $33,869,000, or 61.8% of revenues, for the same period last year. The increase in operating expenses for the three- and nine-month periods ended September 26, 2004 was due primarily to the increased costs to service the additional locations acquired from Water Island during the fourth quarter last year. The Company's operating costs are not completely linear or variable to sales and as such, significant fluctuations in revenues impacts the operating costs as a percentage of revenues.

     Depreciation and amortization expense was $2,733,000 for the quarter ended September 26, 2004, compared to $3,004,000 for the same period last year. Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $271,000 and $524,000 for the three-month period ended September 26, 2004 and September 28, 2003, respectively. Depreciation and amortization expense was $7,834,000 for the nine-month period ended September 26, 2004, compared to $8,882,000 for the same period last year. Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $810,000 and $1,710,000 for the nine-month period ended September 26, 2004 and September 28, 2003, respectively. The decrease in depreciation and amortization expense was due primarily to some assets becoming fully depreciated or amortized, offset partially by the addition of the Water Island assets, which were acquired in the fourth quarter of 2003, and new capital expenditures in the current year. The Water Island assets generated approximately $193,000 of depreciation and amortization expense for the quarter and $771,000 for the nine-month period ended September 26, 2004. The Company currently has sufficient machines in storage available for deployment in fiscal 2004. Machines that have been previously installed and are in storage awaiting redeployment are currently being depreciated.

     SG&A expenses for the quarter ended September 26, 2004 increased to $2,624,000, or 12.3% of revenues, compared to $2,191,000, or 10.7% of revenues, for the same period last year. SG&A expenses for the nine-month period ended September 26, 2004 increased to $8,028,000, or 13.8% of revenues, compared to $7,263,000, or 13.3% of revenues, for the same period last year. The increase in SG&A expenses for both the three- and nine-month periods ended September 26, 2004 was the result of additional costs associated with the Water Island operations offset by a $263,000 reduction in legal expenses primarily associated with the settlement of certain claims against the Company last year.

     Interest expense for the quarter ended September 26, 2004 increased $54,000 to $1,909,000, compared to $1,855,000 for the same period last year. The increase in interest expense was primarily due to additional interest associated with higher outstanding borrowing on the credit facility compared to last year. Interest expense for the nine-month period ended September 26, 2004 increased $651,000 to $5,744,000, compared to $5,093,000 for the same period last year. The increase in interest expense was attributed to $500,000 of additional interest associated with the Exchange Offer (see Note 5 of the financial statements) and $151,000 of additional interest associated with higher outstanding borrowing on the credit facility compared to last year.

     For the quarter ended September 26, 2004, the Company had no investment income, compared to net investment income totaling $18,000 for the same period last year. For the nine-month period ended September 26, 2004, the Company had no investment income, compared to net investment expense totaling $34,000 for the same period last year.

     As a result of the foregoing, the Company had income applicable to common stockholders of $986,000 for the three-month period ended September 26, 2004 compared to $1,160,000 for the same period last year. For the nine-month period ended September 26, 2004, the Company had a loss applicable to common stockholders of $396,000 compared to a loss applicable to common stockholders of $467,000 for the same period last year.

Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash flows from operations and funds available under the Company's credit facility. On October 7, 2003, the Company restructured its credit facility with City National Bank. The new $12,000,000 revolving credit facility has a maturity date of February 1, 2009. The credit availability of this facility is reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The revolving credit facility required monthly interest payments at the City National Bank's prime rate plus 1.00%. On March 26, 2004, the City National Bank revised the interest rate of the revolving credit facility to City National Bank's prime rate (4.75% per annum at September 26, 2004). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum. The credit facility contains certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets, such as repair parts and equipment, as collateral for its obligations under the credit facility. The Company was in compliance as of September 26, 2004 with all such covenants. As of September 26, 2004, there was $5,000,000 outstanding on the new credit facility, which is included in long-term notes payable. Availability under the revolving credit facility was $5,800,000 as of September 26, 2004.

     As of September 26, 2004, the Company had cash and cash equivalents of $3,589,000 and net working capital of $2,045,000. Net cash provided by operating activities was $8,190,000; net cash used in investing activities was $10,021,000; and net cash provided by financing activities was $3,495,000 for the nine-month period ended September 26, 2004. The Company's stockholders' deficit as of September 26, 2004 was $24,697,000, which amount continues to be below the American Stock Exchange's listing guidelines. Although no actions have been taken to date, it is possible that the American Stock Exchange could delist the Company's stock.

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

Acquisitions

     On October 7, 2003, Glacier acquired Water Island for a purchase price of $6,068,000, including $702,000 which is payable in installments over two years. The Company incurred transaction costs of $202,000, of which none remained accrued at September 26, 2004. This acquisition was consummated principally to expand the Company's water vending operations and customer base. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statement of operations from the date of acquisition. The allocation of fair values of assets and liabilities was based upon a third party appraisal. The excess of purchase price over acquired net assets was $2,739,000 and is classified as goodwill.

     Intangible assets of $333,000 and $100,000 were assigned to contracts and non-compete agreements, respectively (collectively, "Water Island Intangible Assets"). The Water Island Intangible Assets are subject to amortization and have an average useful life of approximately 3 and 5 years. For the three- and nine-month periods ended September 26, 2004, the Company recorded amortization of $33,000 and $99,000 related to the Water Island Intangible Assets.

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

     FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits ("FASB 132"). FASB 132 (revised), revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. FASB 132 (revised) will retain and revise the disclosure requirements contained in the original FASB 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. FASB 132 generally is effective for fiscal years ending after December 15, 2003. The application of FASB 132 did not have a material effect on the consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. The principal objectives of our asset/liability management activities are to minimize debt and maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. The Company's outstanding bank debt is tied to the bank's prime lending rate and as such, the Company is at risk due to increases in market rates. A 10% change in the bank's lending rate would have the potential of increasing the annual interest on the outstanding borrowings of the bank debt and impacting the future earnings of the Company by less than $25,000 annually. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed-rate obligations associated with the Trust Preferred Securities. The Company believes that the fixed rate of the Trust Preferred Securities approximates the Company's long-term market rate. As of September 26, 2004, the Company held no marketable securities available-for-sale.

ITEM 4 - CONTROLS AND PROCEDURES

     Since September 26, 2004, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 26, 2004 to ensure that information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     From time to time, claims are made against the Company in the ordinary course of business. With the assistance from legal counsel, estimated amounts for such claims that are probable and can reasonably be estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated accruals would be dependent on new claims as they arise and the favorable or unfavorable outcome of the particular litigation. As of September 26, 2004, the Company was not a party to any legal proceeding that is likely to reasonably have a material impact on the results of operations or financial condition of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECUITY HOLDERS

     There were no matters submitted to a vote of the security holders during the quarter ended September 26, 2004.

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

31.2 Certification of W. David Walters, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Brian H. McInerney, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of W. David Walters, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K
   -------------------

     On August 6, 2004, the Company filed a current report on Form 8-K reporting under Item 12, the issuance of a press release disclosing the earnings for the quarter ended June 27, 2004.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GLACIER WATER SERVICES, INC.

Date:  October 27, 2004        By: /s/  Brian H. McInerney
                                   ------------------------------------------
                                     Brian H. McInerney
                                     President and Chief Executive Officer


Date:  October 27, 2004        By: /s/  W. David Walters
                                   ------------------------------------------
                                     W. David Walters
                                     Senior Vice President and
                                     Chief Financial Officer