Form 10-K
period 2005-01-02
GLACIER WATER SERVICES INC
filed 2005-04-04
CIK 883505

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

       For the fiscal year ended:        January 2, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to ______

                         Commission file number: 1-11012

                          GLACIER WATER SERVICES, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                               33-0493559
       -------------------------------            -------------------------
       (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)               Identification No.)

           1385 Park Center Drive
                  Vista, CA                                92081
   ----------------------------------------       -------------------------
   (Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:    (760) 560-1111
                                                     -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K of any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) YES [ ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $18,118,824 (calculated at the closing price on the American Stock Exchange as of the last business day of the registrant's most recently completed second quarter multiplied by outstanding shares held by non-affiliates). For purposes of the foregoing calculation, the registrant has excluded from the group of stockholders deemed to be non-affiliates any outstanding shares of common stock known by the registrant to be held by its officers, directors and employees.

As of March 1, 2005 the registrant had 2,173,518 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant's definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2004 fiscal year.

================================================================================

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

Business Background
-------------------

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

     Historically, the Company has operated water vending machines designed primarily for outside use in warm weather climates. Since 1995, the Company has utilized water vending machines specifically designed to be installed inside retail locations. The in-store machines afford the Company significant opportunities for continued expansion into new cold weather markets and to add in-store machines at existing outside machine locations. As of January 2, 2005, the Company had approximately 11,400 outside machines and 3,900 in-store machines in operation.

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

The Bottled Water Industry
--------------------------

     The bottled water market in the United States is estimated at $11 billion in wholesale sales or approximately 6.5 billion gallons. Bottled water is distributed through three principal channels: packaged water sold off-the-shelf in retail locations, packaged water delivered to homes and offices, and water sold through vending machines. Like water sold off-the-shelf or through home delivery services, vended water is processed using reverse osmosis. Although generally equivalent in quality, vended water is sold at a substantially lower price than off-the-shelf and delivered water. Vended water eliminates two principal cost components: packaging, because consumers provide their own containers, and transportation.

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

     Most of the Company's arrangements with its retail trade accounts are evidenced by written contracts which have terms that generally range from three to five years and contain termination clauses as well as automatic renewal clauses. During the term of these agreements, the Company usually has the exclusive right to provide water vending machines at specified locations. The Company aggressively competes to maintain existing retail accounts and to establish new retail relationships. The volume of three retail chains accounted for 12.7%, 11.6%, and 11.2% of the Company's fiscal 2004 revenues. The loss of any significant retail account could have a material adverse impact upon the Company's financial position.

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

Growth Strategy
---------------

     According to a recent study by an industry source, there are approximately 200,000 grocery stores, supermarkets, drug stores and convenience stores in the United States. The Company currently operates water vending machines at approximately 12,700 such locations. The Company intends to continue its expansion efforts into new locations. The Company's growth strategy includes the following:

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

Competition
-----------

     The bottled water market is highly competitive. The Company competes in the bottled water market with companies that deliver water to homes and offices, companies that sell bottled water off-the-shelf and other water vending machine operators. Many of the Company's competitors have significantly greater resources than the Company. Since the Company's primary competitive advantage over water delivery services and off-the-shelf bottled water is price, a substantial decline in the price of either delivered or off-the-shelf bottled water could adversely affect the demand for water dispensed from the Company's water vending machines. The Company's competitors within the water vending market are primarily small to medium size independent operators. Although the Company believes that there are barriers to entry for new and existing competitors in the water vending market due to, among other things, the substantial capital outlay required to purchase the number of machines needed to achieve competitive operating efficiencies, a competitor with financial resources may be able to compete with the Company. The loss of any significant retail account to a competitor could have a material adverse impact on the Company's financial position.

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

     As part of the Pure Fill acquisition, Glacier acquired several patents for water dispensing machines as well as container designs. The Company also acquired several trademarks, including the "Pure Fill" trademark. As part of the Water Island acquisition, Glacier acquired the "Water Island" trademark.

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

Employees
---------

     As of January 2, 2005, the Company had 348 employees, including 66 in warehousing, administration and sales and 282 in operations. The Company's employees are not represented by a labor union and the Company has experienced no work stoppages. The Company believes that its employee relations are good.

Item 2.  Properties

     The Company leases approximately 46,000 square feet of executive offices and warehouse space in Vista, California for its corporate offices with a lease that expires in March 2010. The Company also leases various other facilities for area service centers. These leases range in size from approximately 1,200 to 20,200 square feet and expire on various dates from February 2005 through March 2010.

Item 3.  Legal Proceedings

     From time-to-time, claims are made against the Company in the ordinary course of business. With the assistance from legal counsel, estimated amounts for such claims that are probable and can reasonably be estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated accruals would be dependent on new claims as they arise and the favorable or unfavorable outcome of the particular litigation. As of January 2, 2005, the Company was not a party to any legal proceeding that is likely to reasonably have a material impact on the results of operations, financial condition or liquidity of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2004.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Common Stock of Glacier ("Common Stock") is traded on the American Stock Exchange under the symbol "HOO". The following table sets forth the range of high and low sales prices on the American Stock Exchange for the Common Stock for the periods indicated.


                        High       Low                           High       Low
   2003                 ----       ---      2004                 ----       ---
   ----                                     ----
   First Quarter     $ 17.80   $ 13.81      First Quarter     $ 22.00   $ 19.74
   Second Quarter      17.78     14.10      Second Quarter      20.95     17.65
   Third Quarter       20.25     15.45      Third Quarter       21.80     18.06
   Fourth Quarter      21.90     19.35      Fourth Quarter      28.75     20.75


     The Company did not pay dividends on its Common Stock in 2004 or 2003 and does not presently intend to pay any dividends on its Common Stock in the foreseeable future. The Company had 30 stockholders of record as of January 2, 2005.

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

     The Company did not pay any dividends associated with the Preferred Stock during the year ended January 2, 2005 as compared to $96,000 for the year ended December 28, 2003.

Item 6.  Selected Financial Data

     The following sets forth selected financial data as of and for the periods presented. The Company utilizes a fiscal year of 52 or 53 weeks ending on the Sunday closest to December 31st. The fiscal year ended January 2, 2005 consisted of 53 weeks or 371 days. The fiscal years ended December 28, 2003 and December 29, 2002 each contained 52 weeks or 364 days. This data should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto and other financial information appearing elsewhere in this Annual Report.

Statements of Operations Data

(in thousands, except share and per share data)                                    Fiscal Year Ended
                                                               ----------------------------------------------------------
                                                                Jan. 2,     Dec. 28,    Dec. 29,    Dec. 30,    Dec. 31,
                                                                  2005        2003        2002        2001        2000
                                                                  ----        ----        ----        ----        ----
Revenues.....................................................  $  76,261   $  72,316   $  71,029   $  60,345   $  59,176

Operating costs and expenses:
   Operating expenses........................................     48,614      44,222      44,698      38,444      38,482
   Depreciation and amortization.............................     11,533      12,612      12,368      12,358      12,066
                                                               ----------  ----------  ----------  ----------  ----------
       Cost of goods sold....................................     60,147      56,834      57,066      50,802      50,548

   Selling, general and administrative expenses..............     10,611       9,956       9,777       9,275       8,838
   Integration and restructuring costs.......................         --          --       1,364          --       1,400
                                                               ----------  ----------  ----------  ----------  ----------
       Total operating costs and expenses....................     70,758      66,790      68,207      60,077      60,786
                                                               ----------  ----------  ----------  ----------  ----------
Income (loss) from operations................................      5,503       5,526       2,822         268      (1,610)

Other (income) expenses:
   Interest expense..........................................      7,860       7,016       5,968       5,993       7,016
   Investment (income) expense, net..........................         --         (90)         20        (227)      1,570
   Gain on early retirement of debt (1)......................         --          --          --          (4)     (4,198)
                                                               ----------  ----------  ----------  ----------  ----------
       Total other expenses..................................      7,860       6,926       5,988       5,762       4,388
                                                               ----------  ----------  ----------  ----------  ----------

Loss before income taxes.....................................     (2,357)     (1,400)     (3,166)     (5,494)     (5,998)
Income tax benefit...........................................         --          --        (593)         --          --
                                                               ----------  ----------  ----------  ----------  ----------
Net loss.....................................................     (2,357)     (1,400)     (2,573)     (5,494)     (5,998)

Preferred dividends..........................................         --          96         128          66          --
                                                               ----------  ----------  ----------  ----------  ----------
Net loss applicable to common stockholders...................  $  (2,357)  $  (1,496)  $  (2,701)  $  (5,560)  $  (5,998)
                                                               ==========  ==========  ==========  ==========  ==========
Basic and diluted loss per common share:
  Loss applicable to common stockholders.....................  $   (1.10)  $  (0.68)   $  (0.95)   $  (1.96)   $  (2.11)
                                                               ==========  ==========  ==========  ==========  ==========
   Weighted average shares used in calculation...............  2,136,508   2,185,761   2,843,217   2,834,474   2,836,965


Selected Balance Sheet Data
(in thousands)                                                                           As of
                                                               ----------------------------------------------------------
                                                                Jan. 2,     Dec. 28,    Dec. 29,    Dec. 30,    Dec. 31,
                                                                  2005        2003        2002        2001        2000
                                                                  ----        ----        ----        ----        ----
Cash, cash equivalents, and investments,
 available-for-sale..........................................  $   2,256   $   1,924   $   7,911   $   2,740   $   4,623
Total assets (2).............................................  $  79,500   $  71,716   $  72,710   $  69,126   $  80,602
Long-term debt, notes payable and capital lease,
 including current portion (2)...............................  $  99,052   $  91,557   $  73,471   $  67,951   $  75,741
Stockholders' equity (deficit)...............................  $ (26,627)  $ (24,759)  $  (6,266)  $  (3,866)  $     232


     (1) In accordance with Statement of Financial Accounting Standards No. 145,
Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.
13, and Technical Corrections, the Company has reclassified the gain on the early retirement of debt from previous presentations as an extraordinary charge.

     (2) In accordance with interpretation No. 46, Consolidation of Variable
Interest Entities, as revised ("FIN 46R"), the Company has reflected its ownership of Trust Securities and increased total assets and long-term debt by the same amount of $5,986,000 (see "Note 4" to the consolidated financial statements).

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

                                                        Fiscal Year Ended
                                                 ------------------------------
                                                  Jan. 2,   Dec. 28,   Dec. 29,
                                                   2005       2003       2002
                                                   ----       ----       ----

Revenues........................................  100.0%     100.0%     100.0%
Operating costs and expenses:
     Operating expenses.........................   63.7       61.2       62.9
     Depreciation and amortization..............   15.1       17.4       17.4
                                                 -------    -------    -------
         Cost of goods sold.....................   78.8       78.6       80.3

     Selling, general and administrative
      expenses..................................   13.9       13.8       13.8
     Integration and restructuring costs........     --         --        1.9
                                                 -------    -------    -------
         Total costs and expenses...............   92.7       92.4       96.0
                                                 -------    -------    -------

Income from operations..........................    7.3        7.6        4.0

Other expenses:
     Interest expense...........................   10.3        9.6        8.4
     Investment income..........................     --       (0.1)        --
                                                 -------    -------    -------
         Total other expenses...................   10.3        9.5        8.4
                                                 -------    -------    -------

Loss before income taxes........................   (3.0)      (1.9)      (4.4)
Income tax benefit..............................     --         --       (0.8)
                                                 -------    -------    -------
Net loss........................................   (3.0)%     (1.9)%     (3.6)%
                                                 ========   ========   ========


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

     During the year ended January 2, 2005, the Company initiated a major initiative to upgrade its outside water vending machines. The upgrade results in the next generation machine ("G-2") with a new modern appearance and increased functionality such as dollar bill validators, multi-vend capability, a replaceable stainless steel vend chamber and replaceable Lexan panels. The Company plans to complete the upgrade of approximately 11,000 outside machines over fiscal 2005. The Company expects that it will expend a total of approximately $22,000,000 in connection with this major upgrade initiative. The initiative is such that the Company has the ability to time these expenditures with the availability of its cash flows from operations and availability under its credit facility. As of January 2, 2005, the Company had upgraded approximately 5,100 machines at a total expenditure of approximately $10,000,000.

Revenues
--------

     Revenues for fiscal year 2004 increased 5.5% to $76,261,000 from $72,316,000 in fiscal year 2003. The increase in revenues for the twelve month period was driven primarily by additional revenues as a result of the Water Island acquisition in the fourth quarter of 2003 and the fact that Fiscal Year 2004 was a 53 week year as compared to 52 weeks for the prior year, offset partially by the impact of the unusually heavy rainfall and cooler temperatures across the United States, the impact of the grocery strike in California during the first quarter of 2004, and the negative impact of hurricanes Charley, Frances, Ivan, and Jeanne which temporarily shut down several hundred of the Company's machines during the third and fourth quarters of 2004. All machines have since been put back into service. The Company is unable to calculate the exact impact the hurricanes had on current year revenues. The Company recorded revenues of approximately $1,116,000 associated with the 53rd week. As of January 2, 2005, the Company had approximately 15,300 machines in operation, compared to 15,500 machines at December 28, 2003. Revenues for the fiscal year 2003 increased 1.8% to $72,316,000 from $71,029,000 in fiscal 2002. The impact of unusually heavy rainfall and cooler temperatures across the United States during 2003 was offset by a half-cent increase in the average price per gallon sold and the additional revenues as a result of the Water Island acquisition in the fourth quarter of 2003.

Costs and Expenses
------------------

     Operating expenses, excluding depreciation and amortization, for the fiscal year ended January 2, 2005 increased to $48,614,000 from $44,222,000 for fiscal year 2003. This increase was due to the integration of Water Island into the Glacier operations during the fourth quarter 2003. Due to the immediate integration of the Water Island operations with the Glacier operations, the precise amount of the operating expenses and selling, general and administrative ("SG&A") expenses attributable to Water Island is not determinable. Operating costs excluding depreciation and amortization, as a percent of revenues was 63.7% for fiscal 2004 compared to 61.2% for the prior year. A large portion of the Company's operating costs are somewhat fixed, and therefore are not completely linear or variable to sales; accordingly, significant fluctuations in revenues affect operating costs as a percentage of revenues. The Company strives to locate machines in close proximity to one another within the geographic area served, thereby creating clusters of machines in order to provide cost-effective, frequent service. The integration of the Water Island acquisition provides opportunities to continue leveraging service costs in the Midwest.

     Operating expenses, excluding depreciation and amortization, for the fiscal year ended December 28, 2003 decreased slightly to $44,222,000 from $44,698,000 for fiscal year 2002. Due to the immediate integration of Water Island into the Glacier operations during the fourth quarter 2003, the precise amount of the operating expenses and selling, general and administrative ("SG&A") expenses attributable to Water Island in 2003 is not determinable. Operating costs, excluding depreciation and amortization, as a percent of revenues was 61.2% for fiscal 2003 compared to 62.9% for the prior year.

     Depreciation and amortization expense for the fiscal year ended January 2, 2005 decreased to $11,533,000, compared to $12,612,000 for the same period the prior year. The decrease in depreciation and amortization expense was due primarily to some assets becoming fully depreciated or amortized, offset partially by the addition of the Water Island assets, which were acquired in the fourth quarter of 2003, and new capital expenditures in the current year. The Water Island assets generated approximately $1,045,000 of depreciation and amortization expense for the period ended January 2, 2005 compared to approximately $380,000 for the fourth quarter of 2003. The Company currently has sufficient machines in storage available for deployment in fiscal 2005. Machines that have been previously installed and are in storage awaiting redeployment are currently being depreciated.

     Depreciation and amortization expense for fiscal year ended December 28, 2003 increased to $12,612,000, compared to $12,368,000 for the prior year. The increase in depreciation and amortization expense was due primarily to the addition of Water Island in the fourth quarter of 2003 and the additional depreciation expense of approximately $445,000 related to a change in the estimated useful life and salvage value of the Company's vending equipment, and was offset partially by some assets becoming fully depreciated.

     Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $1,891,000, $2,296,000, and $2,587,000 for years ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively. The decrease in amortization expense each year compared to the previous year was due primarily to some intangible assets and prepaid contract rights becoming fully amortized.

     SG&A expenses for fiscal 2004 increased $655,000 to $10,611,000, or 13.9% of revenues, compared to $9,956,000, or 13.8% of revenues, in fiscal 2003. The increase in SG&A expenses in fiscal 2004 compared to 2003 was primarily due to the addition of the Water Island operations. SG&A expenses for fiscal 2002 were $9,777,000 or 13.8% of revenues. The increase in SG&A expenses in fiscal 2003 compared to fiscal 2002 was primarily due to the payment of approximately $405,000 in settlement of an action brought against Glacier by the Environmental Law Foundation, and was partially offset by reductions in various other SG&A expenses.

     Costs during the year ended December 29, 2002 associated with the restructuring of existing Glacier operations and costs necessary to integrate the assets of Glacier and Pure Fill that were expected to benefit future operations were expensed as integration and restructuring costs after management had completed and approved the plans and associated costs. Integration costs totaled $1,364,000 for the year ended December 29, 2002, and were recognized as integration and restructuring costs in the consolidated statement of operations. Integration costs were principally for the removal and replacement, transportation and disposal of vending equipment. There were no restructuring costs recorded associated with the Water Island acquisition.

     As a result of the above, income from operations decreased slightly to $5,503,000 for the year ended January 2, 2005, compared to $5,526,000 for the year ended December 28, 2003, which was up from $2,822,000 for the year ended December 29, 2002.

     Interest expense for fiscal year 2004 increased to $7,860,000, compared to $7,016,000 in fiscal 2003. The increase was primarily due to additional interest of approximately $514,000 associated with the increase in long-term debt outstanding as a result of the Exchange Offer and additional interest of approximately $290,000 associated with higher outstanding borrowing on the credit facility and approximately $40,000 of additional interest associated with capital lease obligations. Interest expense for fiscal 2002 was $5,968,000.

     The Company had no investments at January 2, 2005 or at December 28, 2003. For the year ended January 2, 2005, the Company had no investment income, compared to net investment income of $90,000 for the year ended December 28, 2003 and net realized loss on investments of $20,000 for the year ended December 29, 2002. For fiscal year 2003, the investment income consisted of net realized gain on the sale of investments of $23,000 and investment earnings of $70,000, partially offset by management fees of $3,000. For fiscal year 2002, the investment expense consisted of net realized loss on the sale of investments of $133,000 and management fees of $7,000, offset by investment earnings of $120,000. During fiscal years 2002 through 2004, investments were managed by Kayne Anderson Capital Advisors, L.P., a related party.

     Due to the uncertainty of the utilization of the net operating loss in future periods, no tax benefit was recorded for fiscal years 2004 and 2003. As a result of changes in the U.S. federal tax laws during fiscal year 2002 relating to operating loss carry-backs, the Company recorded an income tax benefit of $379,000 reflecting the carry-back of additional net operating losses to recover previously paid U.S. federal income taxes. This income tax refund was received prior to the end of fiscal 2002. A change in estimate of the deferred tax asset valuation allowance, resulted in an additional $214,000 income tax benefit being recorded at December 29, 2002.

     For fiscal year 2004, the Company incurred a loss applicable to common stockholders of $2,357,000, or $1.10 per basic and diluted common share, compared to a loss of $1,496,000, or $0.68 per basic and diluted common share, in 2003 and $2,701,000, or $0.95 per basic and diluted common share, in 2002.

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

     On October 7, 2003, the Company restructured its credit facility with City National Bank in connection with the acquisition of Water Island. The two existing revolving notes, under which no borrowings were outstanding, were replaced with a new $12,000,000 revolving credit facility, which had a maturity date of February 1, 2009. The credit availability on the new revolving credit facility was reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The credit facility required monthly interest payments at the City National Bank's prime rate plus 1.00%. The new credit facility required a quarterly unused facility fee of 0.50% per annum, and contained certain customary financial covenants which restricted indebtedness and capital expenditures. On March 26, 2004, the City National Bank reduced the interest rate on the revolving credit facility to City National Bank's prime rate. All other terms on the credit facility remained the same.

     On December 1, 2004, City National Bank increased the availability on the credit facility to $25,000,000. The revised credit facility requires monthly interest payments at the City National Bank's prime rate (5.25% per annum at January 2, 2005). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum and continues to contain certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the credit facility. The Company was in compliance at January 2, 2005 with all such covenants. The credit availability on the revised revolving credit facility is reduced by $1,500,000 every three months beginning January 1, 2006 until its maturity in February 2009. As of January 2, 2005, there was $10,000,000 outstanding on the credit facility, which is included in long-term notes payable. Availability under the $25,000,000 revolving credit facility was $15,000,000 as of January 2, 2005.

     For fiscal 2004, net cash provided by operations was approximately $9,066,000. The Company made capital investments in vending machines and other equipment of approximately $16,830,000, up from $5,013,000 in the previous year, which was associated primarily with the upgrade of the outside coin machines and $5,366,000 cash paid to acquire Water Island (net of cash acquired). Net cash provided by financing activities was approximately $8,096,000. As of January 2, 2005, the Company had working capital of $400,000. Because the Company does not have significant product inventories, working capital will vary from time to time depending on the timing of payables, other accrued liabilities, and payments of prepaid contract rights. The Company's stockholders' deficit as of January 2, 2005 was $26,627,000, which amount continues to be below the American Stock Exchange's listing guidelines. Although no actions have been taken to date, it is possible that the American Stock Exchange could delist the Company's stock.

     During the year ended January 2, 2005, the Company initiated a major initiative to upgrade its outside water vending machines. The upgrade results in the next generation machine ("G-2") with a new modern appearance and increased functionality such as dollar bill validators, multi-vend capability, a replaceable stainless steel vend chamber and replaceable Lexan panels. The Company plans to complete the upgrade of approximately 11,000 outside machines over fiscal 2005. The Company expects that it will expend a total of approximately $22,000,000 in connection with this major upgrade initiative. The initiative is such that the Company has the ability to time these expenditures with the availability of its cash flows from operations and availability under its credit facility. As of January 2, 2005, the Company had upgraded approximately 5,100 machines at a total expenditure of approximately $10,000,000.

     The Subordinated Debentures are unsecured obligations of the Company to the trust and are subordinate and junior in right of payment to other indebtedness of the Company. The Trust relies on payments on the Subordinated Debentures to make distributions on the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable monthly in arrears by the Trust. The Company may cause the Trust to defer the payment of distributions for a period not to exceed 60 consecutive months. During any such deferral period, distributions will accrue and compound quarterly, and the Company may not declare or pay distributions on its common or preferred stock or debt securities that rank equal or junior to the Subordinated Debentures. To date, the Company is current on all distributions. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the Trust Preferred Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time since January 31, 2003. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Trust Preferred Securities. Issuance costs of approximately $4,100,000 related to the Trust Preferred Securities are deferred and are being amortized over the period until the mandatory redemption of the securities in January 2028.

     Through December 29, 2002, the Company had repurchased 921,400 Trust Preferred Securities (equivalent to $23,035,000 of Subordinated Debentures). Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, 983,880 shares of Common Stock were exchanged for a total of 787,105 Trust Preferred Securities at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security. Each Trust Preferred Security has a liquidation value of $25.00 per share. The Exchange Offer increased long-term debt by approximately $19,678,000, the total liquidation value of the 787,105 Trust Preferred Securities.

     The Trust is considered a variable interest entity under FIN 46R. Prior to FIN 46R, variable interest entities were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority voting interest in the entity. Under FIN 46R, a variable interest entity should be consolidated by its primary beneficiary. Because the Company is not the primary beneficiary of the Trust, the financial statements of the Trust are no longer included in the consolidated financial statements of the Company. FIN 46R may be adopted either by recording a cumulative effect adjustment as of the date of the adoption, or restating prior period financial statements. The Company opted to restate prior period financial statements. As a result of the de-consolidation, the Company has recorded its ownership of 105,154 Common Trust Securities and its ownership of 134,295 shares of Trust Preferred Securities as long-term assets and has recorded the Junior Subordinated Debentures as long-term debt at a face value of $87,629,000. At January 2, 2005 and December 28, 2003, there were 3,265,705 Trust Preferred Securities outstanding (other than the 134,295 held by the Company).

     During the quarter ended July 1, 2001, the Company issued 16,000 shares of Cumulative Redeemable Preferred Stock, which resulted in a decrease to stockholders' deficit of $1,600,000, excluding related issuance costs. Holders of the Cumulative Redeemable Preferred Stock were entitled to receive, when declared by the Board of Directors, a cumulative, preferential dividend at the rate of 8% per annum of the original purchase price of each share of Cumulative Redeemable Preferred Stock. If any dividends were declared on the Common Stock, dividends would also be paid on the Preferred Stock on an as-converted basis. On September 30, 2003, the holder of the 16,000 outstanding shares of the Cumulative Redeemable Convertible Preferred Stock elected to convert these shares into 168,421 shares of the Common Stock. As a result, there has been no Cumulative Redeemable Preferred Stock outstanding since September 30, 2003. The Company recorded dividends associated with the Cumulative Redeemable Preferred Stock of $96,000 and $128,000 for the years ended December 28, 2003 and December 29, 2002, respectively

     The Company believes that its cash, investments on hand, cash flow from operations and the availability under its credit facility will be sufficient to meet its anticipated amounts due under its credit facility, operating and capital requirements, as well as amounts due under the Subordinated Debentures for at least the next twelve months.

Contractual Commitments
-----------------------

     The Company is obligated to make payments under specific contractual obligations and commitments. The Company has no minimum annual purchase requirements under any agreement with any of its vendors. A summary of these contractual obligations and commitments is as follows:

                            2005       2006       2007       2008       2009    Thereafter      Total
                            ----       ----       ----       ----       ----    ----------      -----

     Operating leases   $    862   $    777   $    654   $    491   $    438    $     --    $   3,222
     Capital leases          262        661         --         --         --          --          923
     Notes payable           460         40         --      3,000      7,000          --       10,500
     Long-term debt           --         --         --         --         --      87,629       87,629
                        ---------  ---------  ---------  ---------  ---------   ---------   ----------
     Total              $  1,584   $  1,478   $    654   $  3,491   $  7,438    $ 87,629    $ 102,274
                        =========  =========  =========  =========  =========   =========   ==========

     The Company is also obligated to make commission payments to retailers based on a percentage of vending machine revenues. The Company is unable to determine the amount of these future payments due to the fact that they are based on future revenues.

Off-Balance Sheet Arrangements
------------------------------

     The Company's only "off-balance sheet" obligations are for operating leases that are disclosed in the notes to the financial statements.

New Accounting Pronouncements
-----------------------------

     FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits. FASB 132 (revised), revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. FASB 132 (revised) will retain and revise the disclosure requirements contained in the original FASB 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. FASB 132 generally is effective for fiscal years ending after December 15, 2003. The application of FASB 132 did not have a material effect on the consolidated financial statements.

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

     In December 2003, FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), which supercedes FIN46. The application of the revised Interpretation is required in the financial statements of companies that have interests in special purpose entities for periods after December 15, 2003. FIN 46R required the Company to de-consolidate its investment in Glacier Water Trust I. The application of this interpretation resulted in the Company reflecting its ownership of Trust Securities as long-term assets and increasing long-term debt by the same amount of $5,986,000 (see "Note 4"). The Company chose to restate prior year's consolidated balance sheet to conform to the current year presentation, in accordance with the transition provisions of FIN 46R.

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), "Share-Based payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exception, the amount of compensation cost is measured based on the grant date fair value of the equity or liability instruments used. SFAS 123R requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS123R is effective beginning the first interim or annual reporting period that begins after June 15, 2005. The Company plans to adopt the provisions of SFAS 123R prospectively during the third quarter of 2005. The Company's Stock Option Program expired in March 2004 and no options were issued during the year ended January 2, 2005. The Company expects that this adoption to result in additional compensation expense in the Company's consolidated financial statements. The Company is currently determining the effect of SFAS 123R on the Company's consolidated financial statements.

     In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs: an amendment of ARB No. 43, which establishes standards for the accounting for unexpected production defects and waste and the impact on capitalized inventory costs. FASB No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of FASB 151 will have a material impact on the consolidated financial statements.

     In November 2004, the FASB issued FASB Statement No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and No. 67. The Statement amends FASB No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. FASB No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of FASB 152 will have a material impact on the consolidated financial statements.

     In November 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FASB No. 153 is effective for financial statements for fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of FASB 153 will have a material impact on the consolidated financial statements.

Impact of Inflation
-------------------

     The primary inflationary factors affecting the Company's operation include labor and other operating expenses. The Company does not believe that inflation has materially affected earnings during the past three years. Substantial increases in costs and expenses could have a significant impact on the Company's operating results to the extent that such increases cannot be passed on through retail price increases for vended water sold to consumers.

Critical Accounting Policies
----------------------------

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

Revenue Recognition

     The Company recognizes revenue from the sale of its product at the point of purchase, which occurs when the customer vends the water and pays for the product. Due to the fact that the Company has approximately 15,300 vending machines, it is impractical to visit all machines at the end of each reporting period. Consequently, the Company estimates the revenue from the last time each machine was serviced until the end of the reporting period, based on the most current daily volume of each machine. For the years ended January 2, 2005, December 28, 2003 and December 29, 2002, the Company recorded approximately $1,846,000, $2,284,000 and $1,446,000, respectively, of such estimated revenues, which represents an average of approximately 11 days, 13 days and 9 days, respectively, per machine. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, corrected copy, provides guidance on the application of existing generally accepted accounting principles to selected revenue recognition issues. The Company believes that its revenue recognition policy is consistent with the guidance and is in accordance with generally accepted accounting principles.

Allowance for Doubtful Accounts

     The Company records accounts receivable for revenues generated by inside machines. Such revenues are collected by the retailers and remitted to the Company. The Company provides a reserve against receivables for estimated losses that may result from a retailer's inability to pay. The Company determines the amount of the reserve by analyzing uncollected accounts, aged receivables, historical losses and the retailer's creditworthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Should a retailer's account become past due, the Company works with the retailer to resolve the past due amounts including replacing non-coin operated machines with coin operated machines and placing the account on hold or other actions as necessary to resolve the past due amounts. Accounts receivable totaled $2,677,000 and the allowance for doubtful accounts was $201,000 at January 2, 2005. This allowance is consistent with historical amounts reserved by the Company.

Repair Parts

     Repair parts are stated at cost (moving weighted average). Management reviews the parts on a regular basis for excess, obsolete and impaired items based on estimated future usage. The likelihood of any material write-down is dependent on future machine repairs or new machine developments. Repair parts were valued at $2,403,000 at January 2, 2005.

Valuation of Goodwill

     In 2002, Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, became effective and as a result, goodwill was no longer subject to amortization. In lieu of amortization, the Company is required to perform an annual review for impairment. Goodwill is considered to be impaired if it is determined that its carrying value exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Assessing the impairment of goodwill requires the Company to make assumptions and judgments regarding the fair value of the net assets of the Company. The Company has completed its annual evaluation for the impairment of goodwill as of January 2, 2005 and has determined that no impairment existed as of that date. The net book value of goodwill totaled $6,869,000 as of January 2, 2005.

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

Valuation of Long-Lived Assets

     The Company periodically assesses triggering events for the impairment of long-lived assets. The impairment analysis requires the use of assumptions and judgments regarding the carrying value and estimated lives of these assets. The assets are considered to be impaired if it is determined that the carrying value may not be recoverable based upon an assessment of the following events or changes in circumstances:

     - the asset's ability to continue to generate income from operations and positive cash flow in future periods;
     -    loss of legal ownership of the asset;
     - significant changes in the strategic business objectives and utilization of the asset;
     -    the impact of significant negative industry or economic trends; and/or
     - any volatility or significant decline in the Company's stock price and market capitalization compared to its net book value.

     The Company evaluates and assesses its long-lived assets for impairment under the guidelines of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, the Company bases the useful lives and related amortization or depreciation expense on its estimate of the period that the assets will generate revenues or otherwise be used. At January 2, 2005, the net book value of identifiable intangible assets that are subject to amortization totaled $475,000 and the net book value of property and equipment total $52,370,000.

Litigation

     From time-to-time, claims are made against the Company in the ordinary course of business. With the assistance from legal counsel, estimated amounts for such claims that are probable and can reasonably be estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated accruals would be dependent on new claims as they arise and the favorable or unfavorable outcome of the particular litigation. As of January 2, 2005, the Company was not a party to any legal proceeding that is likely to reasonably have a material impact on the results of operations or financial condition of the Company.

Valuation of Deferred Income Taxes

     Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The likelihood of a material change in our expected realization of these assets depends on future taxable income, our ability to deduct tax loss carryforwards against future taxable income, the effectiveness of our tax planning and strategies among the various tax jurisdictions in which the Company operates, changes in the deductibility of interest paid on our subordinated debt and any significant changes in the tax treatment received on the Company's business combinations. As of January 2, 2005, the Company had federal and California net operating loss carryforwards of $30,110,000 and $10,556,000, respectively, which will begin to expire in 2012 and 2005 for federal and state income tax purposes, respectively, and a full valuation allowance against these carryforwards.

Risk
----

     The Company's business can be affected by many important factors. Among these, are changes in consumer tastes, national, regional and local economic and political conditions, demographic trends, and the impact on consumer habits as a result of new information regarding diet, nutrition and health. The Company's performance may be adversely affected by factors such as traffic patterns, demographics and the type, number and location of retail stores and competitors. The Company's revenues are subject to seasonal fluctuations, with decreased revenues during rainy or cold weather months and increased revenues during dry or hot weather months. Changes in accounting policies and practices and the financial impact of complying with The Sarbanes-Oxley Act of 2002 could have a material adverse effect on the Company's financial condition and results of operations. The costs and other effects of legal claims by employees, franchisees, customers, vendors, stockholders and others, including settlement of those claims; and the effectiveness of management strategies and decisions could have a material adverse effect on the Company's financial condition and results of operations.

     The Company intends to grow primarily by developing additional business opportunities through new placements in existing and new market areas. Development involves substantial risks, including the risk of (i) the availability of financing at acceptable rates and terms, (ii) costs associated with the development of infrastructure in new market areas, (iii) the inability to obtain all required governmental permits, (iv) changes in governmental rules, regulations, and interpretations and (v) general economic and business conditions. Although we intend to manage our development to reduce such risks, we cannot assure you that present or future development will perform in accordance with our expectations. Our inability to expand in accordance with our plans or to manage our growth could have a material adverse effect on our results of operations and financial condition.

     Because our business is regional, with a substantial portion of the Company's customer base located in the states of California, Texas and Florida, the economic conditions, state and local government regulations and weather conditions affecting those states may have a material impact upon our results.

     The Company cannot provide assurance that it will be able to successfully expand or acquire critical market presence for our brand in new geographical markets, as we may encounter competitors with substantially greater financial resources. We may be unable to find attractive locations, acquire name recognition, successfully market our products and attract new customers. Competitive circumstances and consumer characteristics in new geographical markets may differ substantially from those in the geographical markets in which we have substantial experience. We cannot assure you that we will be able to successfully integrate or profitably operate new acquisitions in new geographical markets.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risk exposure is interest rate risk. The Company's outstanding bank debt is tied to the bank's prime lending rate and as such, the Company is at risk due to increases in market rates. A 10% change in the bank's lending rate would have the potential of increasing the interest on the expected average outstanding borrowings of the bank debt and impacting the future earnings of the Company by less than $55,000 annually. The Company's exposure to interest rate risk relates primarily to the opportunity cost of fixed-rate obligations associated with the Trust Preferred Securities. The Company believes that the fixed rate represents the Company's long-term market rate. Therefore, there is no significant opportunity cost associated with the fixed rate. At January 2, 2005, the Company held no marketable securities available-for-sale.

Item 8.  Financial Statements and Supplementary Data

     The Company's consolidated financial statements, together with accompanying Notes and the Report of Independent Registered Public Accounting Firm, KPMG LLP, are set forth on pages 19 through 39 after Part IV of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

     Since January 2, 2005, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of January 2, 2005 to ensure that information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting since the date of such evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after January 2, 2005.

Item 11.  Executive Compensation

     The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after January 2, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after January 2, 2005.

Item 13.  Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after January 2, 2005.

Item 14.  Principal Accountant Fees and Services

     The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after January 2, 2005.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents Filed with Report
          ---------------------------

          1.  Consolidated Financial Statements
              ---------------------------------
                 Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at January 2, 2005 and December 28,
                  2003
                 Consolidated Statements of Operations for the fiscal years ended January 2, 2005, December 28, 2003, and December 29,
                  2002
                 Consolidated Statements of Comprehensive Loss for the fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002
                 Consolidated Statements of Stockholders' Deficit for the fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002
                 Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2005, December 28, 2003, and December 29,
                  2002
                 Notes to Consolidated Financial Statements

          2.  Financial Statement Schedule
              ----------------------------
                 Report of Independent Registered Public Accounting Firm on
                  Supplementary Schedule
                 Schedule II - Valuation and Qualifying Accounts

          3.  Exhibits
              --------
                 The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

     (b)  Reports on Form 8-K
          -------------------
                 On November 4, 2004, the Company filed a current report on Form
                  8-K reporting earnings under Item 2.02.


                                      Index
                                      -----
                                                                        Page
Consolidated Financial Statements                                      Number
---------------------------------                                      ------

          Report of Independent Registered Public Accounting Firm        19
          Consolidated Balance Sheets at January 2, 2005 and
           December 28, 2003                                             20
          Consolidated Statements of Operations for the fiscal years ended January 2, 2005, December 28, 2003, and December 29,
           2002                                                          21
          Consolidated Statements of Comprehensive Loss for the
           fiscal years ended January 2, 2005, December 28, 2003, and
           December 29, 2002                                             21
          Consolidated Statements of Stockholders' Deficit for the
           fiscal years ended January 2, 2005, December 28, 2003, and
           December 29, 2002                                             22
          Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2005, December 28, 2003, and December 29,
           2002                                                          23
          Notes to Consolidated Financial Statements                     25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Glacier Water Services, Inc.:


We have audited the accompanying consolidated balance sheets of Glacier Water Services, Inc. and subsidiaries as of January 2, 2005 and December 28, 2003 and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three-year period ended January 2, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glacier Water Services, Inc. and subsidiaries as of January 2, 2005 and December 28, 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2005 in conformity with United States generally accepted accounting principles.

As discussed in Note 4 to the financial statements, effective December 29, 2003, Glacier Water Services, Inc. adopted Financial Accounting Standards Board Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.

                                  /s/ KPMG LLP

San Diego, California
February 23, 2005

                          GLACIER WATER SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS
                                     ------
                                                      January 2,    December 28,
                                                         2005           2003
                                                         ----           ----
Current assets:
   Cash and cash equivalents......................... $    2,256     $    1,924
   Accounts receivable, net of allowance for doubtful
    accounts of $201 and $151 as of January 2, 2005
    and December 28, 2003, respectively..............      2,476          2,118
   Repair parts......................................      2,403          1,718
   Prepaid expenses and other........................        950          1,058
                                                      -----------    -----------
       Total current assets..........................      8,085          6,818

Property and equipment, net..........................     52,370         45,455
Goodwill.............................................      6,868          6,966
Intangible assets, net of accumulated amortization of
 $681 and $442 as of January 2, 2005 and December 28,
 2003, respectively..................................        475            714
Investment in Glacier Water Trust I Common Securities      2,629          2,629
Investment in Glacier Water Trust I Preferred
 Securities..........................................      3,357          3,357
Other assets.........................................      5,716          5,777
                                                      -----------    -----------
Total assets......................................... $   79,500     $   71,716
                                                      ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
   Accounts payable.................................. $    2,759     $    1,143
   Accrued commissions...............................      1,989          1,713
   Accrued liabilities...............................      2,215          2,062
   Current portion of obligations under capital lease        262            244
   Current portion of long-term notes payable........        460            761
                                                      -----------    -----------
       Total current liabilities.....................      7,685          5,923

Long-term debt.......................................     87,629         87,629
Long-term notes payable..............................     10,040          2,000
Long-term portion of deferred rent...................        112             --
Long-term portion of obligations under capital lease.        661            923
                                                      -----------    -----------
Total liabilities....................................    106,127         96,475
                                                      -----------    -----------

Commitments and contingencies                                 --             --

Stockholders' deficit:
   Common stock, $0.01 par value, 10,000,000 shares
    authorized, 2,160,218 and 2,118,841 shares issued
    and outstanding at January 2, 2005
    and December 28, 2003, respectively..............         38             37
   Additional paid-in capital........................     18,948         18,460
   Retained deficit..................................    (13,051)       (10,694)
   Treasury stock, at cost, 1,587,606 shares at
    January 2, 2005 and December 28, 2003............    (32,562)       (32,562)
                                                      -----------    -----------
       Total stockholders' deficit...................    (26,627)       (24,759)
                                                      -----------    -----------
Total liabilities and stockholders' deficit.......... $   79,500     $   71,716
                                                      ===========    ===========


  The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                                                            Fiscal Year Ended
                                                                            --------------------------------------------------
                                                                               January 2,      December 28,    December 29,
                                                                                 2005              2003            2002
                                                                                 ----              ----            ----
Revenues ...............................................................    $    76,261      $    72,316       $    71,029
Operating costs and expenses:
       Operating expenses ..............................................         48,614           44,222            44,698
       Depreciation and amortization ...................................         11,533           12,612            12,368
                                                                            -----------      -----------       -----------
           Cost of goods sold ..........................................         60,147           56,834            57,066

       Selling, general and administrative expenses ....................         10,611            9,956             9,777
       Integration and restructuring costs .............................             --               --             1,364
                                                                            -----------      -----------       -----------
              Total operating costs and expenses .......................         70,758           66,790            68,207
                                                                            -----------      -----------       -----------
Income from operations .................................................          5,503            5,526             2,822
                                                                            -----------      -----------       -----------
Other (income) expenses:
       Interest expense ................................................          7,860            7,016             5,968
       Investment (income) expense .....................................             --              (90)               20
                                                                            -----------      -----------       -----------
              Total other expense ......................................          7,860            6,926             5,988
                                                                            -----------      -----------       -----------
Loss before income taxes ...............................................         (2,357)          (1,400)           (3,166)
Income tax benefit .....................................................             --               --              (593)
                                                                            -----------      -----------       -----------
Net loss ...............................................................         (2,357)          (1,400)           (2,573)

Preferred stock dividends ..............................................             --               96               128
Net loss applicable to common stockholders .............................    $    (2,357)     $    (1,496)      $    (2,701)
                                                                            ===========      ===========       ===========
Basic and diluted loss per share:
       Net loss applicable to common stockholders ......................    $     (1.10)     $    (0.68)      $     (0.95)
                                                                            ===========      ===========       ===========
            Weighted average shares used in calculation ................      2,136,508        2,185,761         2,843,217
                                                                            ===========      ===========       ===========



                          GLACIER WATER SERVICES, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)


                                                                                            Fiscal Year Ended
                                                                            --------------------------------------------------
                                                                               January 2,     December 28,   December 29,
                                                                                 2005            2003           2002
                                                                                 ----            ----           ----
Net loss ...............................................................    $    (2,357)     $    (1,400)      $    (2,573)
                                                                            -----------      -----------       -----------
Unrealized (loss) gain on securities:
  Unrealized holding (loss) gain arising during the period .............             --              (92)              246
  Less:  reclassification adjustment for net realized (gains) losses
       included in net loss ............................................             --              (23)              133
                                                                            -----------      -----------       -----------
Net unrealized (loss) gain .............................................             --              (69)              113
                                                                            -----------      -----------       -----------
Comprehensive loss .....................................................    $    (2,357)     $    (1,469)      $    (2,460)
                                                                            ===========      ===========       ===========


  The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        (in thousands, except share data)



                                                                                                           Accumulated
                                                                       Additional                           Other
                                   Preferred Stock       Common Stock     Paid-In   Retained   Treasury   Comprehensive
                                  Shares   Amount     Shares    Amount    Capital   Deficit     Stock     Income (Loss)     Total
                                  -------  ------    ---------  ------  ---------   --------   ---------   -----------  ----------
Balance, December 30, 2001        16,000   $   --    2,834,474  $   35  $  17,716   $ (6,721)  $ (14,852)  $      (44)  $  (3,866)
Exercise of stock options             --       --       16,667      --        188         --          --           --         188
Net unrealized gain on
  investments                         --       --           --      --         --         --          --          113         113
Dividends on preferred stock          --       --           --      --       (128)        --          --           --        (128)
Net loss                              --       --           --      --         --     (2,573)         --           --      (2,573)
                                  -------  ------    ---------  ------  ---------   --------   ---------   -----------  ----------

Balance, December 29, 2002        16,000       --    2,851,141      35     17,776     (9,294)    (14,852)          69      (6,266)
Exercise of stock options             --       --       83,159      --        782         --          --           --         782
Exchange of common stock for
 trust preferred securities           --       --     (983,880)     --         --         --     (17,710)          --     (17,710)
Net unrealized loss on
 investments                          --       --           --      --         --         --          --          (69)        (69)
Dividends on preferred stock          --       --           --      --        (96)        --          --           --         (96)
Conversion of preferred stock
 into common stock               (16,000)      --      168,421       2         (2)        --          --           --          --
Net loss                              --       --           --      --         --     (1,400)         --           --      (1,400)
                                  -------  ------    ---------  ------  ---------   --------   ---------   -----------  ----------
Balance, December 28, 2003            --       --    2,118,841      37     18,460    (10,694)    (32,562)          --     (24,759)
Exercise of stock options             --       --       41,377       1        488         --          --           --         489
Net loss                              --       --           --      --         --     (2,357)         --           --      (2,357)
Balance, January 2, 2005              --   $   --    2,160,218  $   38  $  18,948   $(13,051)  $ (32,562)  $       --   $ (26,627)
                                  =======  ======    =========  ======  =========   ========   =========   ===========  ==========



  The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)


                                                                                                 Fiscal Year Ended
                                                                                    ---------------------------------------------
                                                                                     January 2,    December 28,   December 29,
                                                                                        2005           2003           2002
                                                                                        ----           ----           ----
Cash flows from operating activities:
       Net loss .................................................................   $    (2,357)   $    (1,400)   $    (2,573)
       Adjustments to reconcile net loss to net cash
              provided by operating activities:
         Depreciation and amortization ..........................................        11,533         12,612         12,368
         Loss on disposal of assets .............................................           259             48             91
         Realized (gain) loss on sales of investments ...........................            --            (23)           133
              Change in operating assets and liabilities excluding the impact of acquisitions in 2003 and 2002:
             Accounts receivable ................................................          (358)            87           (629)
             Repair parts .......................................................          (685)           111             84
             Prepaid expenses and other .........................................           108             48             96
             Cash paid for prepaid contract rights ..............................          (744)          (216)          (236)
             Other assets .......................................................          (735)          (120)            98
             Accounts payable, accrued liabilities and accrued commissions ......         2,045           (717)          (561)
                                                                                    -----------    -----------    -----------
                 Net cash provided by operating activities ......................         9,066         10,430          8,871
                                                                                    -----------    -----------    -----------
Cash flows from investing activities:
       Investment in property and equipment .....................................       (16,830)        (5,013)        (3,196)
       Cash paid in acquisitions, net of cash acquired ..........................            --         (5,366)        (5,424)
       Proceeds from sale of investments ........................................            --             --            483
       Proceeds from maturities of investments ..................................            --            557             98
                                                                                    -----------    -----------    -----------
               Net cash used in investing activities ............................       (16,830)        (9,822)        (8,039)
                                                                                    -----------    -----------    -----------
Cash flows from financing activities:
       Dividends paid ...........................................................            --           (128)          (128)
       Principal payments on line of credit and long-term notes payable .........        (3,979)        (8,188)        (1,120)
       Proceeds from long-term notes payable ....................................        11,718          1,600          6,000
       Principal payments under capital lease obligations .......................          (244)           (58)            --
       Increase in deferred rent ................................................           112             --             --
       Proceeds from issuance of stock ..........................................           489            782            188
                                                                                    -----------    -----------    -----------
               Net cash provided by (used in) financing activities ..............         8,096         (5,992)         4,940
                                                                                    -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents ............................           332         (5,384)         5,772
Cash and cash equivalents, beginning of year ....................................         1,924          7,308          1,536
                                                                                    -----------    -----------    -----------
Cash and cash equivalents, end of year ..........................................   $     2,256    $     1,924    $     7,308
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

                          GLACIER WATER SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
                                 (in thousands)


Supplemental disclosure of cash flow information:
                                                                                            Fiscal Year Ended
                                                                                   -------------------------------------------
                                                                                     January 2,    December 28,   December 29,
                                                                                       2005           2003          2002
                                                                                       ----           ----          ----
   Cash paid for interest .......................................................  $   7,616      $   6,885     $   5,776
                                                                                   =========      =========     =========
   Cash received for income taxes ...............................................  $      --      $      --     $     374
                                                                                   =========      =========     =========
Non-cash investing and financing activities:
          Business acquisitions:
                                                                                            Fiscal Year Ended
                                                                                   -------------------------------------------
                                                                                     January 2,    December 28,   December 29,
                                                                                       2005           2003           2002
                                                                                       ----           ----           ----
              Assets acquired:
                   Cash .........................................................  $      --      $     425     $      --
                   Accounts receivable ..........................................         --            612           244
                   Repair parts .................................................         --            229            71
                   Prepaid expenses and other ...................................         --            152            --
                   Property and equipment .......................................         --          5,061         1,920
                   Intangible assets ............................................         --            433           723
                   Goodwill .....................................................         --          2,837         4,129
                                                                                    --------       --------      --------
                        Assets acquired .........................................         --          9,749         7,087

              Liabilities assumed:
                   Accounts payable and accrued liabilities .....................         --         (3,681)       (1,023)
                   Notes payable ................................................         --           (702)         (640)
                                                                                    --------       --------      --------
              Cash paid in acquisitions, net of cash acquired ...................  $      --      $   5,366     $   5,424
                                                                                   =========      =========     =========
         Equipment acquired under capital lease .................................  $      --      $   1,225     $      --
                                                                                   =========      =========     =========
         Conversion of common stock to Trust Preferred Securities ...............  $      --      $  17,710     $      --
                                                                                   =========      =========     =========


  The accompanying notes are an integral part of these consolidated statements.

                          GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The Company and a Summary of Significant Accounting Policies

Business

     Glacier Water Services, Inc., a Delaware corporation ("Glacier" or "Company"), is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. The machines are placed at supermarkets and other retail outlets under commission arrangements with the retailers. The Company's revenues are subject to seasonal fluctuations, with decreased revenues during rainy or cold weather months and increased revenues during dry or hot weather months. The Company's machines are primarily located throughout the sunbelt and Midwest regions of the United States. On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation (collectively, Pure
Fill). On October 7, 2003, Glacier acquired Water Island, Inc. The transactions were accounted for as purchases, and accordingly, the results of operations have been included in the consolidated statements of operations from the date of acquisitions. As of January 2, 2005, the Company operated approximately 15,300 machines in 39 states.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Glacier Water Services, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to assessing the following: the recoverability of account receivable, repair parts, property and equipment, goodwill and intangible assets, accrued liabilities, deferred tax assets, and the ability to estimate cash in machines.

Fiscal Year

     The Company utilizes a fiscal year of 52 or 53 weeks ending on the Sunday closest to December 31st. Fiscal year ended January 2, 2005 consisted of 53 weeks or 371 days. The Company recorded revenues of approximately $1,116,000 associated with the 53rd week. Fiscal years December 28, 2003 and December 29, 2002 each contained 52 weeks or 364 days.

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

Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of January 2, 2005, cash equivalents primarily consist of cash held in money market accounts and/or certificates of deposit. The Company's policy is to place its cash with high credit quality financial institutions in order to limit the amount of credit exposure.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investments

     The Company held no investments available-for-sale at January 2, 2005 or at December 28, 2003. Investments are accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that the Company determine the appropriate classification of investments at the time of purchase based on management's intent and re-evaluate such designation as of each balance sheet date. The Company considers all short-term investments as available for use in its current operations, and therefore, classifies them as short-term, available-for-sale investments. Available-for-sale investments are stated at fair value, with net unrealized gains or losses, if any, reported as a separate component of stockholders' deficit. Realized gains or losses from the sale of investments, interest income, and dividends are included in investment (income) expense in the accompanying statements of operations. Management reviews the carrying values of its investments and writes such investments down to estimated fair value by a charge to operations when such review results in management's determination that an investment's impairment is considered to be other than temporary. The cost of securities sold is based on the specific identification method.

     The Company's primary market risk exposure is interest rate risk. The Company's exposure to interest rate risk relates primarily to the opportunity cost associated with fixed-rate obligations. Proceeds from sales or maturities of marketable securities for the years ended January 2, 2005 and December 28, 2003 were $0 and $557,000, respectively. There were realized gains of $117,000 on such sales and maturities for the year ended December 28, 2003 and gross realized losses for the year ended December 28, 2003 were $94,000.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and all current liabilities approximate their fair value because of the short-term nature of those instruments. The Company's long-term debt at January 2, 2005, consists of the Trust Preferred Securities, and the long-term notes payable which consists of amounts due in connection with the Pure Fill and Water Island acquisitions and amounts outstanding under the Company's credit facility (see "Note 4"). The market value of the Trust Preferred Securities at January 2, 2005 and December 28, 2003 was approximately $88,060,000 and $86,020,000, respectively. The carrying value of the Company's Trust Preferred Securities was approximately $85,000,000 at January 2, 2005 and December 28, 2003. The carrying value of the Company's long-term notes payable, including any current portion, was approximately $10,500,000 and $2,761,000 at January 2, 2005 and December 28, 2003, respectively. The carrying value of the long-term notes payable approximates the fair value since their terms are equivalent to those generally available in the market place. The Company also has long-term obligations under capital leases with a carrying value of $923,000 and $1,167,000 as of January 2, 2005 and December 29, 2003, respectively.

Repair Parts

     Repair parts consist of machine parts used to maintain vending machines in operation and are stated at cost (moving weighted average). Repair parts consist of operating components that are used to replace or refurbish components installed in vending machines, thereby maintaining the overall life of the vending machine at its estimated useful life.

Long-Lived Assets

     The Company evaluates and assesses its long-lived assets for impairment under the guidelines of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement of Financial Standards No. 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). The Company periodically assesses triggering events for the impairment of long-lived assets. The impairment analysis requires the use of assumptions and judgments regarding the carrying value and estimated lives of these assets. The adoption of SFAS No. 144 did not have an impact on our financial position or results of operations.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property and Equipment and Depreciation

     Property and equipment are recorded at cost and consist of the following (in thousands):

                                                     January 2,    December 28,
                                                        2005           2003
                                                        ----           ----
     Vending equipment............................  $  131,503     $  117,310
     Equipment, furniture and fixtures............       4,435          4,228
     Leasehold improvements.......................          61             89
     Capital lease assets.........................       1,225          1,225
                                                    -----------    -----------
                                                       137,224        122,852
     Less: Accumulated depreciation and
      amortization................................     (84,854)       (77,397)
                                                    -----------    -----------
                                                    $   52,370     $   45,455
                                                    ===========    ===========


     Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

     Vending equipment                   13 years during fiscal 2003 and 2004
                                          and 10 years during 2002
     Equipment, furniture and fixtures   3 to 10 years
     Leasehold improvements              Shorter of life of asset or remaining
                                          lease term
     Capital leases                      Shorter of life of asset or remaining
                                          lease term

     The Company's vending equipment is depreciated using a 10% estimated salvage value during fiscal year 2004 and 2003. The salvage value is an estimate of the value expected to be recovered upon disposal of the vending machine. During the quarter ended December 28, 2003, the Company revised the estimated useful life and salvage value assigned to vending equipment. The revisions were based on actual historical performance of the vending machines, which demonstrated that the average machine is in service for periods longer than the ten year estimated useful life previously assigned to vending machines, and that the salvage value at the end of service is lower than the estimates historically assigned. As a result, and in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, the Company changed the estimated useful life of its vending machines to 13 years and reduced the salvage value from 20% to 10% of cost, effective September 29, 2003. As a result of these changes in estimates, the Company incurred approximately $445,000, or $0.20 per basic and diluted loss per common share, of additional depreciation expense for the year ended December 28, 2003. Costs associated with installing vending equipment are capitalized and depreciated over five years, which is the normal contractual period with the retailers. All maintenance, repair and minor refurbishment costs are charged to operations as incurred. Additions and major improvements are capitalized. Certain long-term repair parts are classified as vending equipment and are depreciated over a 3, 5, or 10 year estimated useful life. Costs associated with the assembly of vending machines are accumulated until finished machines are ready for installation at a retail location, at which time the costs are transferred to property and equipment. As of January 2, 2005 and December 28, 2003, there were no new vending machines in the process of assembly. The Company currently has sufficient machines in storage available for deployment in fiscal 2005. Machines that have been previously installed and are in storage awaiting redeployment are currently being depreciated.

Other Assets

     Included in other assets are prepaid contract rights, which consist of fees paid to retailers for future benefits associated with the ongoing placement of the Company's vending equipment at those locations. These fees are amortized over the life of the contract, generally ranging from three to five years. At January 2, 2005, prepaid contract rights in the amount of $690,000 were included in other assets as compared to $726,000 at December 28, 2003. For the years ended January 2, 2005, December 28, 2003 and December 29, 2002, $1,652,000,
$2,050,000 and $2,391,000, respectively, is included in depreciation and amortization.

     Also included in other assets are net deferred financing costs of $2,741,000 which were incurred in connection with the original issue of the Trust Preferred Securities discussed in Note 4 and are amortized using the effective interest method over the period ending January 2028, the date of the mandatory redemption of the securities. Additional net deferred financing costs of $2,135,000 associated with the Exchange Offer discussed in Note 4 are also included in other assets and are also amortized using the effective interest method over the period ending January 2028.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue Recognition

     The Company recognizes revenue from the sale of its product at the point of purchase, which occurs when the customer vends the water and pays for the product. Due to the fact that the Company has approximately 15,300 vending machines, it is impractical to visit all machines at the end of each reporting period. Consequently, the Company estimates the revenue from the last time each machine was serviced until the end of the reporting period, based on the most current daily volume of each machine. For the years ended January 2, 2005, December 28, 2003 and December 29, 2002, the Company recorded approximately $1,846,000, $2,284,000 and $1,446,000, respectively, of such estimated revenues, which represents an average of approximately 11 days, 13 days and 9 days, respectively, per machine.

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

Commission Expense

     Included in operating expenses are commission payments made to certain retailers based on a percentage of vending machine revenue. Commission expense for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 was $33,151,000, $30,482,000, and $32,180,000, respectively.

Income Taxes

     Deferred tax liabilities and assets reflect the net tax effects, using enacted tax rates in effect for the year in which the differences are expected to reverse, of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation

     The Company had an employee stock-based compensation plan, which is described more fully in Note 8. The Company's Stock Option Program expired in March 2004 and no options were issued during the year ended January 2, 2005. The Company measured compensation expense for the employee stock-based compensation awards using the intrinsic value method and provided pro forma disclosures of net loss and loss per share as if a fair value method had been applied. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value of the common stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related service periods using the straight-line method. Compensation expense previously recorded for unvested employee stock-based compensation awards that are forfeited upon employee termination is reversed in the period of forfeiture.

     The following pro forma disclosures represent what the Company's net loss and loss per common share would have been had the Company recorded compensation cost for these plans in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("FASB Statement No. 123") for fiscal years 2004, 2003, and 2002:

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                                   Fiscal Year Ended
                                                                 ------------------------------------------------------
                                                                    January 2,        December 28,       December 29,
                                                                       2005               2003               2002
                                                                       ----               ----               ----
Net loss applicable to common stockholders,
 as reported..................................................   $     (2,357)      $     (1,496)      $     (2,701)
Deduct: Total Stock-based employee compensation expense
 determined under the fair value method for
 all awards...................................................   $        339       $        846       $        832
                                                                 -------------      -------------      -------------
Proforma net loss applicable to common stockholders...........   $     (2,696)      $     (2,342)      $     (3,533)
                                                                 =============      =============      =============


Basic and diluted loss per common share:
  As reported.................................................   $      (1.10)      $      (0.68)      $      (0.95)
                                                                 =============      =============      =============
  Proforma....................................................   $      (1.26)      $      (1.07)      $      (1.24)
                                                                 =============      =============      =============


     The fair value of the stock options was established at the date of grant using the "Black-Scholes" method of option pricing and the following weighted average assumptions were used for grants made during the years ended December 28, 2003 and December 28, 2002.

                                                    December 28     December 29
                                                       2003            2002
                                                       ----            ----
Risk free interest rate...........................     1.1%            1.7%
Dividend yield....................................       0%              0%
Expected volatility of the Company's stock........    30.0%           31.0%
Weighted average expected life (in years).........     6.7             6.8


Recent Accounting Pronouncements

     FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits. FASB 132 (revised), revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. FASB 132 (revised) will retain and revise the disclosure requirements contained in the original FASB 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. FASB 132 generally is effective for fiscal years ending after December 15, 2003. The application of FASB 132 did not have a material effect on the consolidated financial statements.

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

     In December 2003, FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), which supercedes FIN46. The application of the revised Interpretation is required in the financial statements of companies that have interests in special purpose entities for periods after December 15, 2003. FIN 46R required the Company to de-consolidate its investment in Glacier Water Trust I. The application of this interpretation resulted in the Company reflecting its ownership of Trust Securities as long-term assets and increasing long-term debt by the same amount of $5,986,000 (see "Note 4"). The Company chose to restate prior year's consolidated balance sheet to conform to the current year presentation, in accordance with the transition provisions of FIN 46R.

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), "Share-Based payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exception, the amount of compensation cost is measured based on the grant date fair value of the equity or liability instruments used. SFAS 123R requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS123R is effective beginning the first interim or annual reporting period that begins after June 15, 2005. The Company plans to adopt the provisions of SFAS 123R prospectively during the third quarter of 2005. The Company's Stock Option Program expired in March 2004 and no options were issued during the year ended January 2, 2005. The Company expects that this adoption to result in additional compensation expense in the Company's consolidated financial statements. The Company is currently determining the effect of SFAS 123R on the Company's consolidated financial statements.

     In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs: an amendment of ARB No. 43, which establishes standards for the accounting for unexpected production defects and waste and the impact on capitalized inventory costs. FASB No. 151 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of FASB 151 will have a material impact on the consolidated financial statements.

     In November 2004, the FASB issued FASB Statement No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and No. 67. The Statement amends FASB No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. FASB No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that the adoption of FASB 152 will have a material impact on the consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     In November 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FASB No. 153 is effective for financial statements for fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of FASB 153 will have a material impact on the consolidated financial statements.

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

     Potentially dilutive securities include shares issuable in connection with the convertible preferred stock and options granted under the Company's stock option plans using the treasury stock method. For fiscal years 2004, 2003, and 2002, 785,772, 905,930, and 947,794 potentially dilutive securities, respectively, were not used to calculate diluted loss per share because of their anti-dilutive effect.

                                                                    January 2,        December 28,       December 29,
                                                                       2005               2003               2002
                                                                       ----               ----               ----
                                                                     (in thousands except share and per share data)
Numerator for basic earnings per share - net loss applicable
 to common shareholders.......................................   $     (2,357)      $     (1,496)      $     (2,701)
                                                                 -------------      -------------      -------------
Denominator - shares:
     Weighted average common shares for basic
      loss per share..........................................      2,136,508          2,185,761          2,843,217
     Effect of dilutive securities............................             --                 --                 --
                                                                 -------------      -------------      -------------
Dilutive potential shares for diluted loss per share..........      2,136,508          2,185,761          2,843,217
                                                                 =============      =============      =============
Loss per share:
     Basic and dilutive loss applicable to
      common shareholders.....................................   $      (1.10)      $      (0.68)      $      (0.95)
                                                                 =============      =============      =============
Potentially dilutive securities not included above since
 they are antidilutive........................................        785,772            905,930            947,794
                                                                 =============      =============      =============

2. Acquisitions

     On February 8, 2002, Glacier acquired substantially all of the assets of the Pure Fill Corporation and its wholly owned subsidiaries, National Water Services, Pure Fill Finance Corporation and Pure Fill Container Corporation, (collectively, "Pure Fill") for a purchase price of $6,064,000, including $640,000 which is payable in equal quarterly installments over four years. The Company incurred transaction costs of $450,000. This acquisition was consummated principally to expand the Company's water vending operations and customer base. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statements of operations from the date of acquisition. The allocation of fair values of assets and liabilities was based upon a third party appraisal. The excess of purchase price over acquired net assets was $4,129,000 and is classified as goodwill. Intangible

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

assets of $213,000, $230,000 and $280,000 were assigned to registered trademarks and patents, contracts, and a non-compete agreement, respectively (collectively, "Pure Fill Intangible Assets"). The Pure Fill Intangible Assets are subject to amortization and have a weighted average useful life of approximately 4 years. For the years ended January 2, 2005, December 28, 2003 and December 29, 2002 the Company recorded amortization of $108,000, $214,000 and $195,000, respectively, related to the Pure Fill Intangible Assets.

     On October 7, 2003, Glacier acquired Water Island, Inc. ("Water Island") for a purchase price of $6,068,000, including $702,000 which is payable in installments over two years. The Company incurred transaction costs of $202,000, of which none remained accrued at January 2, 2005. This acquisition was consummated principally to expand the Company's water vending operations and customer base. The transaction was accounted for as a purchase, and accordingly, the results of operations have been included in the consolidated statements of operations from the date of acquisition. The allocation of fair values of assets and liabilities was based upon a third party appraisal. The excess of purchase price over acquired net assets was $2,739,000 and is classified as goodwill. During 2004, the Company reversed an accrual related to estimated acquisition cost of $98,000.

     Intangible assets of $333,000 and $100,000 were assigned to contracts and non-compete agreements respectively (collectively, "Water Island Intangible Assets"). The Water Island Intangible Assets are subject to amortization and have a weighted average useful life of approximately 3 years. For the years ended January 2, 2005 and December 28, 2003, the Company recorded amortization of $131,000 and $33,000, respectively, related to the Water Island Intangible Assets.

     The Company estimates that amortization expense related to Pure Fill intangible assets and Water Island intangible assets to be $230,000, $202,000, $28,000, $15,000, and $0 for the fiscal years 2005 thru 2009.

     The following unaudited pro forma information assumes that the acquisition of Pure Fill occurred on January 1, 2001 and the acquisition of Water Island occurred on December 31, 2002. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on December 30, 2002 and December 31, 2001, or of future results of operations.

     The unaudited pro forma results for the fiscal years ended December 28, 2003 and December 29, 2002 are as follows (in thousands, except share data):


                                                   December 28,    December 29,
                                                       2003            2002
                                                       ----            ----
Revenues                                           $   80,342      $   81,868
Net loss                                           $   (1,477)     $   (2,289)
Net loss applicable to common shares               $   (1,573)     $   (2,417)

Basic and diluted loss per share:

  Net loss applicable to common stockholders       $    (0.72)     $    (0.85)
    Weighted average shares used in per share
     calculation                                    2,185,761       2,843,217

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Supplementary Balance Sheet Information

Other Assets

     Other assets consist of the following (in thousands):

                                                      January 2,    December 28,
                                                         2005           2003
                                                         ----           ----
 Prepaid contract rights, net of accumulated
  amortization of $2,323 and $8,613 as of January
  2, 2005 and December 28, 2003, respectively.......  $     690      $     726
 Deferred financing cost, net of accumulated
  amortization of $333 and $273 as of January 2,
  2005 and December 28, 2003, respectively..........      4,876          4,936
 Other..............................................        149            115
                                                      ----------     ----------
                                                      $   5,715      $   5,777
                                                      ==========     ==========

Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                      January 2,    December 28,
                                                         2005           2003
                                                         ----           ----
 Accrued compensation, benefits and related
  taxes.............................................  $     806      $   1,357
 Accrued property, sales, income and other
  taxes.............................................         99             85
 Accrued interest...................................        389            284
 Other accrued liabilities..........................        921            336
                                                      ----------     ----------
                                                      $   2,215      $   2,062
                                                      ==========     ==========


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

     The Subordinated Debentures are unsecured obligations of the Company to the trust and are subordinate and junior in right of payment to other indebtedness of the Company. The Trust relies on payments on the Subordinated Debentures to make distributions on the Trust Preferred Securities. Distributions on the Trust Preferred Securities are payable monthly in arrears by the Trust. The Company may cause the Trust to defer the payment of distributions for a period not to exceed 60 consecutive months. During any such deferral period, distributions will accrue and compound quarterly, and the Company may not declare or pay distributions on its common or preferred stock or debt securities that rank equal or junior to the Subordinated Debentures. To date, the Company is current on all distributions. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at the redemption price equal to the aggregate liquidation amount of the Securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature on January 31, 2028, but may be redeemed at the option of the Company at any time since January 31, 2003. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Trust Securities.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company's Board of Directors authorized the purchase of up to 1,250,000 of the Trust Preferred Securities. As of January 2, 2005, the Company had repurchased 921,400 of the Trust Preferred Securities at an average cost of $16.40 per share. The Company did not repurchase any shares of Trust Preferred Securities during fiscal years 2004, 2003 or 2002. As of January 2, 2005, the Company had used $15,118,000 in cash to repurchase $23,035,000 face value of the Trust Preferred Securities less $1,098,000 of deferred financing costs. The Company may continue to make such purchases from time to time in open market transactions or block trades.

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

     The Trust is considered a variable interest entity under FIN 46R. Prior to FIN 46R, variable interest entities were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority voting interest in the entity. Under FIN 46R, a variable interest entity should be consolidated by its primary beneficiary. Because the Company is not the primary beneficiary of the Trust, the financial statements of the Trust are no longer included in the consolidated financial statements of the Company. FIN 46R may be adopted either by recording a cumulative effect adjustment as of the date of the adoption, or restating prior period financial statements. The Company opted to restate prior period financial statements. As a result of the de-consolidation, the Company has recorded its ownership of 105,154 Common Trust Securities of the Trust and its ownership of 134,295 shares of Trust Preferred Securities as long-term assets and has recorded the Junior Subordinated Debentures as long-term debt at a face value of $87,629,000, and restated its prior period consolidated balance sheet. There was no impact on prior period consolidated statements of operations and cash flows as a result of this restatement. At January 2, 2005 and December 28, 2003, there were 3,265,705 Trust Preferred Securities outstanding (other than the 134,295 held by the Company).

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

     On October 7, 2003, the Company restructured its credit facility with City National Bank in connection with the acquisition of Water Island. The two existing revolving notes, under which no borrowings were outstanding, were replaced with a new $12,000,000 revolving credit facility, which had a maturity date of February 1, 2009. The credit availability on the new revolving credit facility was reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The credit facility required monthly interest payments at the City National Bank's prime rate plus 1.00%. The new credit facility required a quarterly unused facility fee of 0.50% per annum, and contained certain customary financial covenants which restricted indebtedness and capital expenditures. On March 26, 2004, the City National Bank reduced the interest rate of the revolving credit facility to City National Bank's prime rate. All other terms on the credit facility remained the same.

     On December 1, 2004, City National Bank increased the availability on the credit facility to $25,000,000. The revised credit facility requires monthly interest payments at the City National Bank's prime rate (5.25% per annum at January 2, 2005). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum and continues to contain certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the credit facility. The Company was in compliance at January 2, 2005 with all such covenants. The credit availability on the revised revolving credit facility is reduced by $1,500,000 every three months beginning January 1, 2006 until its maturity in February 2009. As of January 2, 2005, there was $10,000,000 outstanding on the credit facility, which is included in

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

long-term notes payable. Availability under the $25,000,000 revolving credit facility was $15,000,000 as of January 2, 2005.

     As of January 2, 2005, there is $500,000 outstanding under notes payable associated with the Pure Fill and Water Island acquisitions. The Pure Fill note was payable over 4 years in equal quarterly payments and as of January 2, 2005, had an outstanding balance of $200,000. As of January 2, 2005 the Water Island note had a balance of $300,000 and is payable on the anniversary date of the acquisition in October 2005. Amounts due after January 2, 2006 under the Company's credit facility and notes payable are included in long-term notes payable. Both the Pure Fill and the Water Island notes payable accrue interest at the prime rate published in the Wall Street Journal (5.25% and 4.0% per annum at January 2, 2005 and December 28, 2003, respectively).

5. Commitments and Contingencies

Leases

     The Company leases certain vehicles, warehouse and office facilities under non-cancelable operating leases that expire on various dates through 2009. The lease for the corporate office located in Vista, California has terms that include annual rate increases and as such the Company has recorded a deferred rent liability of $112,000 as of January 2, 2005. The Company also leases certain equipment under a capital lease, which expires in November 2006.

     Future minimum lease payments under non-cancelable operating and capital leases with initial terms of one or more years are as follows (in thousands):

     Fiscal year                                          Operating     Capital
     -----------                                          ---------     -------
     2005...............................................      862          318
     2006...............................................      777          696
     2007...............................................      654           --
     2008...............................................      491           --
     2009...............................................      438           --
     Thereafter.........................................       --           --
                                                          --------
     Total minimum lease payments.......................  $ 3,222        1,014
                                                          ========     --------
     Less amount representing interest..................                   (91)
                                                                       --------
     Present value of minimum lease payments............                   923
     Less current portion...............................                   262
                                                                       --------
     Long-term obligation under capital lease...........                   661
                                                                       ========

     Total lease expense for the years ended January 2, 2005, December 28, 2003, and December 29, 2002, was $1,771,000, $1,445,000, and $1,688,000, respectively.

Contingencies

     The Company is involved in various legal proceedings and claims arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material effect on the Company's consolidated financial position, results of operations or liquidity.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Income Taxes

     Significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                                       Fiscal Year Ended
                                               ---------------------------------
                                                 Jan. 2,    Dec. 28,   Dec. 29,
                                                  2005        2003       2002
                                                  ----        ----       ----
 Federal income taxes:
     Current.................................  $     --    $     --    $   (379)
     Deferred................................        --          --        (214)
                                               ---------   ---------   ---------
         Total federal income taxes..........        --          --        (593)
                                               ---------   ---------   ---------
 State and local income taxes:
     Current.................................        --          --          --
     Deferred................................        --          --          --
                                               ---------   ---------   ---------
         Total state and local income taxes..        --          --          --
                                               ---------   ---------   ---------
 Total income tax provision (benefit)........  $     --    $     --    $   (593)
                                               =========   =========   =========

     The $379,000 current income tax benefit in fiscal year 2002 was a result of an income tax refund received as a result of changes in the U.S Federal tax laws relating to operating loss carrybacks which allowed the Company to recover previously paid U.S. federal income taxes.


     Deferred tax liabilities and assets result from the following (in thousands):

                                                      Jan. 2,       Dec. 28,
                                                        2005          2003
                                                        ----          ----
     Deferred tax liabilities:
        Property and equipment.....................  $   8,764     $   9,354
                                                     ----------    ----------
     Deferred tax assets:
        Alternative minimum tax credit.............     (1,156)       (1,156)
        Net operating loss.........................    (12,214)      (12,422)
        Manufacturer's investment credit...........       (568)         (568)
        Accruals and reserves......................       (253)         (225)
        Other, net.................................        (87)          (92)
                                                     ----------    ----------
     Total gross deferred tax assets...............    (14,278)      (14,463)
        Valuation allowance........................      5,514         5,109
                                                     ----------    ----------
     Total deferred tax assets, net................     (8,764)       (9,354)
                                                     ----------    ----------
     Net deferred tax liabilities..................  $      --     $      --
                                                     ==========    ==========



     The Company's effective income tax rate differs from the federal statutory rate as follows:

                                                        Fiscal Year Ended
                                                --------------------------------
                                                  Jan. 2,   Dec. 28,   Dec. 29,
                                                   2005       2003       2002
                                                   ----       ----       ----
 Federal statutory rate........................    (34.0)%    (34.0)%    (34.0)%
 State and local taxes, net of federal
  benefit......................................      0.3 %     (0.3)%     (4.3)%
 Benefit of alternative minimum tax net
  operating loss carryback.....................       -- %       -- %     (6.7)%
 Other, net....................................      1.5 %       -- %     (2.8)%
 Change in valuation allowance.................     32.2 %     34.3 %      29.1%
                                                 ---------  ---------  ---------
 Effective rate................................       -- %       -- %    (18.7)%
                                                 =========  =========  =========

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The realization of deferred tax assets is dependent upon the Company's ability to generate taxable income in future years. Based on risk factors and net operating loss carryforwards, realization cannot be assured. Management believes it is not more likely than not that the deferred tax asset will be realized and therefore, has recorded a valuation allowance for the net balance as of January 2, 2005.

     At January 2, 2005, the Company had federal and California income tax net operating loss carryforwards of $30,110,000 and $10,556,000, respectively, which will begin to expire in 2012 and 2005 for U.S. federal and state income tax purposes, respectively.

7. Stockholders' Equity

Redeemable Preferred Stock

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

     On September 30, 2003, the holder of the 16,000 outstanding shares of the Cumulative Redeemable Convertible Preferred Stock elected to convert these shares into 168,421 shares of the Company's Common Stock. There has been no Cumulative Redeemable Convertible Preferred Stock outstanding since September 30, 2003.

     For the years ended December 28, 2003 and December 29, 2002, the Company recorded dividends associated with the Cumulative Redeemable Convertible Preferred Stock of $96,000 and $128,000, respectively.

Treasury Stock

     The Board of Directors has authorized the purchase of up to 750,000 shares of the Company's common stock in the open market. As of December 28, 2003, 603,726 shares had been repurchased under this program. Pursuant to the Exchange Offer which was completed on April 11, 2003, 983,880 shares of Common stock were exchanged for 787,105 Trust Preferred Securities. No shares were acquired in 2004. As of January 2, 2005, there were 1,587,606 shares of Common Stock held in treasury. As of January 2, 2005, the Company is authorized to repurchase an additional 146,274 shares, approximately 6.7% of the Company's total shares outstanding.

8. Stock Option Plans

     The Company has options outstanding under the 1994 Stock Compensation Program ("the Program"). The Program was terminated in 2004. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized, since the exercise price of the option was not less than the market price of the stock on the date of grant.

     The Program provided for the issuance of incentive and non-qualified stock options to key employees, including directors and consultants. Incentive stock options were granted at no less than the fair market value on the date of the grant. Non-qualified options were granted at prices determined by the Board of Directors, but at no less than 85% of the fair market value on the date of the grant. Options generally have a term of 10 years and become exercisable at a rate of 25% per annum. Supplemental Options ("Supplemental Options") granted to directors for their services in lieu of cash fees have a term of five years and become exercisable one year following the date of the grant.

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     A summary of the status of the Company's stock option plans and activity is as follows:
                                                                     Weighted
                                                                      Average
                                                       Shares     Exercise Price
                                                       ------     --------------
     Balance at December 30, 2001...................   954,734        $13.60
     Granted........................................    99,300        $12.16
     Exercised......................................   (16,667)       $11.30
     Canceled.......................................   (89,573)       $21.55
                                                     ----------
     Balance as of December 29, 2002................   947,794        $12.78
     Granted........................................    87,900        $15.89
     Exercised......................................   (83,159)       $ 9.41
     Canceled.......................................   (46,605)       $28.44
                                                     ----------
     Balance as of December 28, 2003................   905,930        $12.57
     Exercised......................................   (41,377)       $11.81
     Canceled.......................................   (78,781)       $23.66
                                                     ----------
     Outstanding at January 2, 2005.................   785,772        $11.47



     There are 785,772 options outstanding under the 1994 Stock Option Plan at January 2, 2005 with exercise prices between $8.06 and $30.00, with a weighted average exercise price of $11.47 and a weighted average remaining contractual life of four years. At January 2, 2005, 726,820 of these options are exercisable, and their weighted average exercise price is $11.52.

9. 401(k) Savings Plan

     The Company has a 401(k) Savings Plan (the "Plan") which allows eligible employees to contribute a percentage of their pre-tax compensation (subject to annual limitations of the lesser of 60% of eligible compensation or $13,000 in calendar year 2004), with the Company making discretionary matching contributions as determined each year by the Plan administrator. Employees vest immediately in their contributions and vest in the Company discretionary matching contributions over a five-year period of service. The Company's discretionary matching contributions were approximately $81,000, $75,000 and $65,000 for fiscal years 2004, 2003, and 2002, respectively.

10. Significant Customers

     The following table sets forth the customers which represent ten percent or more of the Company's total revenues in fiscal years 2004, 2003 and 2002, after the effect of any consolidations that occurred as a result of any acquisition or mergers by the retailers:

                                             Fiscal Year Ended
                                    -------------------------------------
                                       Jan. 2,    Dec. 28,     Dec. 29,
                                        2005        2003        2002
                                        ----        ----        ----

           Company A                   12.66%      12.07%      12.54%
           Company B                   11.64%      11.40%      10.93%
           Company C                   11.24%      10.81%      10.73%

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

12. Related Party Transactions

     Although the Company has no investments as of January 2, 2005 or at December 28, 2003, the Company has used Kayne Anderson Capital Advisors, L.P. to manage the Company's investments during fiscal 2004, 2003 and 2002. One board member is currently employed as a senior executive of Kayne Anderson Capital Advisors, L.P. and is a shareholder of the Company. The Company incurred no costs during fiscal 2004 and costs of $3,000, and $7,000 in fiscal 2003 and 2002, respectively, to Kayne Anderson Capital Advisors, L.P. in connection with investment management fees. In connection with the acquisition of the Pure Fill assets, funds managed by Kayne Anderson Capital Advisors, L.P. provided temporary funding of $6,300,000 to the Company until February 22, 2002. The Company paid to funds managed by Kayne Anderson Capital Advisors, L.P. interest of $12,000 at an interest rate consistent with the rates charged by City National Bank (see "Note 4").

                          GLACIER WATER SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Quarterly Financial Data (Unaudited)

                                      First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                     --------------   --------------   --------------   --------------
                                            (in thousands, except shares and per share amounts)
Year Ended January 2, 2005:
  Net revenues                         $    17,546      $    19,246      $    21,332      $    18,137
  Income from operations                       729            1,724            2,895              155
  Net income (loss) applicable to
   common stockholders                      (1,201)            (182)             986           (1,960)

  Basic earnings (loss) per share:
  Net income (loss) applicable to
   common stockholders                 $     (0.57)     $     (0.09)     $      0.46      $     (0.91)
  Weighted average shares                2,119,483        2,119,790        2,145,848        2,159,169

  Diluted earnings (loss) per share:
  Net income (loss) applicable to
   common stockholders                 $     (0.57)     $     (0.09)     $      0.38      $     (0.91)
  Weighted average shares                2,119,483        2,119,790        2,581,257        2,159,169


Year Ended December 28, 2003:
  Net revenues                         $    16,533      $    17,789      $    20,447      $    17,547
  Income (loss) from
   operations                                  538            1,189            3,029              770
  Net income (loss) applicable to
   common stockholders                        (968)            (659)           1,160           (1,029)

  Basic earnings (loss) per share:
  Net income (loss) applicable to
   common stockholders                 $     (0.34)     $     (0.32)     $      0.61      $     (0.53)
  Weighted average shares                2,857,293        2,039,842        1,913,550        1,932,359

  Diluted earnings (loss) per share:
  Net income (loss) applicable to
   common stockholders                 $     (0.34)     $     (0.32)     $      0.51      $     (0.53)
  Weighted average shares                2,857,293        2,039,842        2,267,351        1,932,359

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Glacier Water Services, Inc.:


Under date of February 23, 2005, we reported on the consolidated balance sheets of Glacier Water Services, Inc. and subsidiaries as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three-year period ended January 2, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP

San Diego, California
February 23, 2005

                          GLACIER WATER SERVICES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS




                                                        Allowance for
                                                       Doubtful Acconts
                                                       ----------------
     Balance as of December 30, 2001                     $   33,000
         Charged to Costs and Expenses                       94,000
         Deductions                                         (33,000)
                                                         -----------
     Balance as of December 29, 2002                         94,000
         Charged to Costs and Expenses                      239,000
         Deductions                                        (182,000)
                                                         -----------
     Balance as of December 28, 2003                        151,000
         Charged to Costs and Expenses                      175,000
         Deductions                                        (125,000)
                                                         -----------
     Balance as of January 2, 2005                       $  201,000
                                                         ===========

                                INDEX TO EXHIBITS

Exhibit No.
-----------

 3.1           Certificate of Incorporation Registrant (i.).
 3.2           Bylaws of Registrant (i.).
 3.3           Certificate of Designation, Preferences and Rights of Redeemable
                Convertible Preferred Stock of Glacier Water Services, Inc. dated June 18, 2001 (xi.).
 4.1           Specimen Stock Certificate of Registrant (i.).
 4.2           Junior Subordinated Indenture between Glacier Water Services,
                Inc. and Wilmington Trust Company as Indenture Trustees, dated January 28, 1997 (xi.).
 4.3           Officers' Certificate of Company Order executed by Glacier Water
                Services, Inc., dated January 27, 1998 (xi.).
 4.4           Certificate of Trust of Glacier Water Trust I, dated November 13,
                1997 (x.).
 4.5           Trust Agreement of Glacier Water Trust I, dated November 13, 1997
                (x.).
 4.5.1         Amended and Restated Trust Agreement of Glacier Water Trust I,
                dated January 27, 1998 (xi.).
 4.6           Trust Preferred Certificate of Glacier Water Trust I (xi.).
 4.7           Common Securities Certificate of Glacier Water Trust I (xi.).
 4.8           Guarantee Agreement between Glacier Water Services, Inc. and
                Wilmington Trust Company, as Trustee, dated January 27, 1998 (xi.).
 4.9           Agreement as to Expenses and Liabilities between Glacier Water
                Services, Inc. and Glacier Water Trust I, dated January 27, 1998 (xi.).
 4.10          Junior Subordinated Deferrable Interest Debenture of Glacier
                Water Services, Inc. (xi.).
10.1           Amended and Restated 1992 Stock Incentive Plan (ii.).
10.2           Form of Indemnification Agreement with Officers and Directors
                (i.).
10.3           1994 Stock Compensation Plan (iii.).
10.3.1         Amendment No. 1 to 1994 Stock Compensation Plan (iv.) dated April
                27, 1995.
10.3.2         Amendment No. 2 to 1994 Stock Compensation Plan dated September
                17, 1996.
10.3.3         Amendment No. 3 to 1994 Stock Compensation Plan (v.) dated
                February 10, 1997.
10.3.4         Amendment No. 4 to 1994 Stock Compensation Plan (vi.) dated April
                14, 1998.
10.3.5         Amendment No. 6 to 1994 Stock Compensation Plan (vii.) dated
                March 21, 2000.
10.3.6         Amendment No. 7 to 1994 Stock Compensation Plan (viii.) dated
                March 15, 2001.
10.3.7         Amendment No. 8 to 1994 Stock Compensation Plan dated May 1,
                2002.
10.3.8         Amendment No. 9 to 1994 Stock Compensation Plan (ix.) dated July
                11, 2002.
10.4           City National Bank Loan Agreements (xii) dated February 19, 2002.
10.4.1         City National Bank Loan Agreements (xiii) dated February 1, 2003.
10.4.2         City National Bank Loan Agreements (xiv) dated November 4, 2004.
14             Standards of Business Conduct and Ethics Policy.
21.1           Subsidiaries of the Glacier Water Services, Inc.
23.1           Consent of Independent Registered Public Accounting Firm.
31.1           Certification of Brian H. McInerney, Chief Executive Officer,
                under Rule 13a-14(a).
31.2           Certification of W. David Walters, Chief Financial Officer, under
                Rule 13a-14(a).
32.1           Certification of Brian H. McInerney, Chief Executive Officer,
                under Rule 13a-14(b).
32.2           Certification of W. David Walters, Chief Financial Officer, under
                Rule 13a-14(b).

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

(v.)           Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 3, 1997.
(vi.)          Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 9, 1998.
(vii.)         Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 6, 2000.
(viii.)        Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on June 5, 2001.
(ix.)          Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on July 11, 2002.
(x.)           Incorporated by reference to the Company's Proxy Registration
                Statement on Form S-2 (File Number 333-40335) filed January 22, 1998.
(xi.)          Incorporated by reference to the Company's Annual Report on Form
                10-K for the fiscal year ended January 4, 1998.
(xii.)         Incorporated by reference to the Company's Annual Report on Form
                10-K for the fiscal year ended December 30, 2001.
(xiii.)        Incorporated by reference to the Company's Annual Report on Form
                10-K for the fiscal year ended December 29, 2002.
(xiv.)         Incorporated by reference to the Company's Annual Report on Form
                10-K for the fiscal year ended January 2, 2005.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GLACIER WATER SERVICES, INC.


                                       By: /s/ Brian H. McInerney
                                           -------------------------------------
                                           Brian H. McInerney
                                           President and Chief Executive Officer


                                       By: /s/ W. David Walters
                                           -------------------------------------
                                           W. David Walters
                                           Senior Vice President and Chief
                                           Financial Officer



Date:  March 28, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 13, 2003.


Signature                                  Title
---------                                  -----

Principal Executive Officer:

/s/ Brian H. McInerney                     President and Chief Executive Officer
-----------------------------------
    Brian H. McInerney


/s/ Charles A. Norris                      Chairman of the Board and Director
-----------------------------------
    Charles A. Norris


/s/ William A. Armstrong                   Director
-----------------------------------
    William A. Armstrong


/s/ William G. Bell                        Director
-----------------------------------
    William G. Bell


/s/ Richard A. Kayne                       Director
-----------------------------------
    Richard A. Kayne


/s/ Peter H. Neuwirth                      Director
-----------------------------------
    Peter H. Neuwirth


/s/ Heidi E. Yodowitz                      Director
-----------------------------------
    Heidi E. Yodowitz