Form 10-Q
period 2005-04-03
GLACIER WATER SERVICES INC
filed 2005-05-12
CIK 883505

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

     for the Quarterly Period Ended: April 03, 2005

[ ]  Transition Report Pursuant to Section 13 or 15(D) of the
     Securities Exchange Act of 1934

     For the transition period from_______________to_________________


                         Commission File Number: 1-11012
                                                 -------

                          GLACIER WATER SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)



            Delaware                                  33-0493559
----------------------------------        ------------------------------------
 (State or Other Jurisdiction of          (I.r.s. Employer Identification No.)
  Incorporation or Organization)


1385 Park Center Drive, Vista, California                      92081
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

         Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 2,195,408 shares of common stock, $.01 par value, outstanding at April 25, 2004.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                          GLACIER WATER SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             April 3,    January 2,
                                                                               2005        2005 *
                                                                             ---------   ----------
                                        ASSETS                              (unaudited)
                                        ------
Current assets:
   Cash and cash equivalents .............................................   $   4,416    $   2,256
   Accounts receivable, net of allowance for doubtful accounts of $206 and
      $201 as of April 3, 2005 and January 2, 2005, respectively .........       2,257        2,476
   Repair parts ..........................................................       2,290        2,403
   Prepaid expenses and other ............................................         962          950
                                                                             ---------    ---------
      Total current assets ...............................................       9,925        8,085

Property and equipment, net ..............................................      56,363       52,370
Goodwill .................................................................       6,868        6,868
Intangible assets, net of accumulated amortization of $739 and $681 as of
     April 3, 2005 and January 2, 2005, respectively .....................         417          475
Investment in Glacier Water Trust I Common Securities ....................       2,629        2,629
Investment in Glacier Water Trust I Preferred Securities .................       3,357        3,357
Other assets .............................................................       5,597        5,716
                                                                             ---------    ---------
Total assets .............................................................   $  85,156    $  79,500
                                                                             =========    =========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ......................................................   $   2,876    $   2,759
   Accrued commissions ...................................................       1,901        1,989
   Accrued liabilities ...................................................       2,594        2,215
   Current portion of deferred rent ......................................          18         --
   Current portion of obligations under capital lease ....................         266          262
   Current portion of long-term notes payable ............................         460          460
                                                                             ---------    ---------
      Total current liabilities ..........................................       8,115        7,685

Long-term debt ...........................................................      87,629       87,629
Long-term notes payable ..................................................      17,000       10,040
Long-term portion of deferred rent .......................................         162          112
Long-term portion of obligations under capital lease .....................         592          661
                                                                             ---------    ---------
Total liabilities ........................................................     113,498      106,127

Stockholders' deficit:
  Common stock, $.01 par value;
     10,000,000 shares  authorized,
     2,173,943 and 2,160,218  shares
     issued and outstanding as of
     April 3, 2005 and January 2, 2005,
     respectively ........................................................          38           38
   Additional paid-in capital ............................................      19,206       18,948
   Retained deficit ......................................................     (15,024)     (13,051)
  Treasury stock, at cost, 1,587,606 shares as of April 3, 2005 and
     January 2, 2005 .....................................................     (32,562)     (32,562)
                                                                             ---------    ---------
      Total stockholders' deficit ........................................     (28,342)     (26,627)
                                                                             ---------    ---------
Total liabilities and stockholders' deficit ..............................   $  85,156    $  79,500
                                                                             =========    =========


*Amounts derived from audited information

The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                             Three Months Ended
                                                         --------------------------
                                                           April 3,      March 28,
                                                            2005           2004
                                                         -----------    -----------
Revenues .............................................   $    17,543    $    17,546
Operating costs and expenses:
     Operating expenses ..............................        11,434         11,676
     Depreciation and amortization ...................         3,302          2,510
                                                         -----------    -----------
          Cost of goods sold .........................        14,736         14,186
     Selling, general and administrative expenses ....         2,700          2,631
                                                         -----------    -----------
          Total operating costs and expenses .........        17,436         16,817
                                                         -----------    -----------
Income from operations ...............................           107            729
Other expenses:
     Interest expense ................................         2,080          1,930
                                                         -----------    -----------
Loss before income taxes .............................        (1,973)        (1,201)
Income tax benefit ...................................          --             --
                                                         -----------    -----------
Net loss .............................................        (1,973)        (1,201)
Basic and diluted loss per common share:
     Net loss applicable to common stockholders ......   $     (0.91)   $     (0.57)
                                                         ===========    ===========
           Weighted average shares used in calculation     2,172,055      2,119,483




                          GLACIER WATER SERVICES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Three Months Ended
                                                               --------------------
                                                               April 3,   March 28,
                                                                2005       2004
                                                               --------   -------
Net loss ...................................................   $(1,973)   $(1,201)
                                                               -------    -------
Unrealized gain on securities:
  Unrealized holding gain arising during the period ........      --         --
  Less:  reclassification adjustment for net realized losses
        included in net loss ...............................      --         --
                                                               -------    -------
Net unrealized gain ........................................      --         --
                                                               -------    -------
Comprehensive loss .........................................   $(1,973)   $(1,201)
                                                               =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                           ------------------
                                                                           April 3,  March 28,
                                                                             2005      2004
                                                                           --------   -------
Cash flow from operating activities:
   Net loss ............................................................   $(1,973)   $(1,201)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization ...................................     3,302      2,510
       Loss on disposal of assets ......................................        15         15
   Change in operating assets and liabilities:
       Accounts receivable .............................................       219       (120)
       Repair parts ....................................................       113         22
       Prepaid expenses and other ......................................       (11)        67
       Other assets ....................................................      (293)        72
       Accounts payable, accrued commissions and accrued liabilities ...       408        209
                                                                           -------    -------
                    Net cash provided by operating activities ..........     1,780      1,574
                                                                           -------    -------
Cash flows from investing activities:
   Investment in property and equipment ................................    (6,841)    (1,474)
                                                                           -------    -------
                    Net cash used in investing activities ..............    (6,841)    (1,474)
                                                                           -------    -------
Cash flows from financing activities:
   Principal payments on line of credit and long-term notes payable ....       (40)      (540)
   Proceeds from long-term notes payable ...............................     7,000        617
   Principal payments under capital lease obligations ..................       (64)       (59)
   Proceeds from issuance of stock .....................................       258         10
   Increase in deferred rent ...........................................        67       --
                                                                           -------    -------
                     Net cash provided by (used in) financing activities     7,221         28
                                                                           -------    -------
Net increase (decrease) in cash and cash equivalent ....................     2,160        128
Cash and cash equivalents, beginning of period .........................     2,256      1,924
                                                                           -------    -------
Cash and cash equivalents, end of period ...............................   $ 4,416    $ 2,052
                                                                           =======    =======


                                                    Three Months Ended
                                                    ------------------
                                                    April 3, March 28,
                                                     2005     2004
                                                    ------   ------
Supplemental disclosure of cash flow information:
   Cash paid for interest .......................   $2,035   $1,881
                                                    ======   ======
   Cash paid for income taxes ...................   $   14   $    3
                                                    ======   ======




The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  APRIL 3, 2005
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         Glacier Water Services, Inc., a Delaware corporation ("Glacier" or "Company"), is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries and the consolidated results of their operations and their cash flows for the three month periods ended April 3, 2005 and March 28, 2004. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with United States generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three-month period ended April 3, 2005 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2005.

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

         In December 2004, the Financial Accounting Standards Board (FASB) issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) No. 123R (SFAS 123R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exception, the amount of compensation cost is measured based on the grant date fair value of the equity or liability instruments used. SFAS 123R requires liability for awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS123R is effective beginning the first annual reporting period that begins after June 15, 2005. The Company plans to adopt the provisions of SFAS 123R prospectively effective fiscal year 2006. The Company's Stock Compensation Program expired in March 2004 and no options were granted during the year ended January 2, 2005 or the quarter ended April 3, 2005. The Company is currently determining the effect of SFAS 123R on the Company's consolidated financial statements.

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

         The following unaudited pro forma disclosures represent what the Company's net income (loss) and income (loss) per common share would have been had the Company recorded compensation cost for this plan in accordance with the provisions of SFAS No. 123:


                                                        Three Months Ended
                                                      --------------------
                                                       April 3,   March 28,
                                                        2005        2004
                                                       -------    --------
                                               (in thousands, except per share data)
Net loss applicable to common stockholders,
as reported ........................................   $(1,973)   $(1,201)
                                                       -------    -------
Deduct:  Total stock-based employee compensation
expense determined under the fair value method for
all awards .........................................        23        175
                                                       -------    -------
Pro forma net loss applicable to common stockholders   $(1,996)   $(1,376)
                                                       =======    =======
Basic and Diluted loss per common share:
As reported ........................................   $ (0.91)   $ (0.57)
                                                       =======    =======
Pro forma ..........................................   $ (0.92)   $ (0.65)
                                                       =======    =======



3. EARNINGS PER SHARE

         Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options and warrants, using the treasury stock method. The computations for basic and diluted earnings per share are as follows:


                                                                      Three Months Ended
                                                                  ---------------------------
                                                                    April 3,       March 28,
                                                                      2005           2004
                                                                  -----------    -----------
                                                             (in thousands, except per sharedata )
Numerator for basic earnings per share - net loss applicable to
common shareholders ...........................................   $    (1,973)   $    (1,201)
                                                                  -----------    -----------
Denominator - shares:
     Weighted average common shares for basic
       earnings per share .....................................     2,172,055      2,119,483
     Effect of dilutive securities ............................          --
                                                                                 -----------
                                                                                 -----------
Dilutive potential shares for diluted earnings per share ......     2,172,055      2,119,483
                                                                  ===========    ===========
Loss per share:
     Basic and dilutive loss applicable to
     common shareholders ......................................   $     (0.91)   $     (0.57)
                                                                  ===========    ===========
Potentially dilutive securities not included above since
they are antidilutive .........................................       435,048        225,543
                                                                  ===========    ===========

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

         The Company's Board of Directors authorized the purchase of up to 1,250,000 of the Trust Preferred Securities. As of April 3, 2005, the Company had repurchased 921,400 of the Trust Preferred Securities at an average cost of $16.40 per share. The Company did not repurchase any shares of Trust Preferred Securities during the periods ended April 3, 2005 and March 28, 2004. As of April 3, 2005, the Company had used $15,118,000 in cash to repurchase $23,035,000 face value of the Trust Preferred Securities less $1,098,000 of deferred financing costs. The Company may continue to make such purchases from time to time in open market transactions or block trades.

         Pursuant to an Exchange Offer, which commenced on February 26, 2003 and expired on April 11, 2003, holders of a total of 983,880 shares of Common Stock exchanged those shares for a total of 787,105 Trust Preferred Securities then held by the Company at a ratio of one share of Common Stock for eight-tenths of a Trust Preferred Security. The Exchange Offer increased long-term debt by approximately $19,678,000, which represents the total liquidation value of the 787,105 Trust Preferred Securities.

         The Trust is considered a variable interest entity under FIN 46R. Prior to FIN 46R, variable interest entities were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority voting interest in the entity. Under FIN 46R, a variable interest entity should be consolidated by its primary beneficiary. Because the Company is not the primary beneficiary of the Trust, the financial statements of the Trust are no longer included in the consolidated financial statements of the Company. FIN 46R may be adopted either by recording a cumulative effect adjustment as of the date of the adoption, or restating prior period financial statements. The Company opted to restate prior period financial statements. As a result of the de-consolidation, the Company has recorded its ownership of 105,154 Common Trust Securities of the Trust and its ownership of 134,295 shares of Trust Preferred Securities as long-term assets and has recorded the Junior Subordinated Debentures as long-term debt at a face value of $87,629,000. At April 3, 2005 and March 28, 2004, there were 3,265,705 Trust Preferred Securities outstanding (other than the 134,295 held by the Company).

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

         On December 1, 2004, City National Bank increased the availability on the credit facility to $25,000,000. The revised credit facility requires monthly interest payments at the City National Bank's prime rate (5.75% per annum at April 3, 2005). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum and continues to contain certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the credit facility. The credit availability on the revised revolving credit facility is reduced by $1,500,000 every three months beginning January 1, 2006 until its maturity in February 2009. The Company was in compliance at April 3, 2005 with all such covenants. As of April 3, 2005, there was $17,000,000 outstanding on the credit facility, which is included in long-term notes payable. Availability under the $25,000,000 revolving credit facility was $8,000,000 as of April 3, 2005.

         As of April 3, 2005, there is $460,000 outstanding under notes payable associated with the Pure Fill and Water Island acquisitions. The Pure Fill note was payable over 4 years in equal quarterly payments and as of April 3, 2005, had an outstanding balance of $160,000. As of April 3, 2005 the Water Island note had a balance of $300,000 and is payable in October 2005. Amounts due after April 3, 2006 under the Company's credit facility and notes payable are included in long-term notes payable. Both the Pure Fill and the Water Island notes payable accrue interest at the prime rate published in the Wall Street Journal (5.75% and 4.0% per annum at April 3, 2005 and March 28, 2004, respectively).


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

RESULTS OF OPERATIONS

OVERVIEW

         Since its inception in 1983, the Company has created an extensive network of water vending machines located throughout the United States. The Company's water vending machines, which include both outdoor and indoor machines, are placed at supermarkets and other retail locations in order to take advantage of the regular customer traffic at such locations.

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

         The Company looks for acquisition opportunities that will strengthen the Company and improve its operating results. On February 8, 2002, Glacier acquired substantially all of the assets of Pure Fill. Immediately after the acquisition, Glacier integrated the Pure Fill assets into the Glacier operations. On October 7, 2003, Glacier acquired Water Island, Inc., a privately held water vending company headquartered in Indianapolis, Indiana. Immediately after the acquisition, Glacier integrated Water Island into the Glacier operations.

         During the three-month period ended April 3, 2005, the Company continued with a major initiative to upgrade its outside water vending machines. The upgrade results in a new generation machine ("G-2") with a new modern appearance and increased functionality such as dollar bill validators, multi-vend capability, a replaceable stainless steel vend chamber and replaceable Lexan panels. The Company plans to complete the upgrade of approximately 11,000 outside machines by the end of fiscal 2005. As of April 3, 2005, the Company has upgraded approximately 7,500 machines at a total cost of approximately $15,000,000. The Company expects that it will expend a total of approximately $22,000,000 in connection with this major upgrade initiative. The initiative is such that the Company has the ability to time these expenditures with the availability of its cash flows from operations and availability under its credit facility.

REVENUES

         Revenues for the quarter ended April 3, 2005 remained relatively constant at $17,543,000 compared to $17,546,000 for the same period last year. As of April 3, 2005, the Company had approximately 15,100 machines in operation, compared to 15,300 machines as of March 28, 2004.

COSTS AND EXPENSES

         Operating expenses, excluding depreciation and amortization, for the quarter ended April 3, 2005 decreased 2.1% to $11,434,000, or 65.2% of revenues, compared to $11,676,000, or 66.5% of revenues, for the same period last year. The decrease in operating expenses for the three-month period ended April 3, 2005 was due primarily to the reduction in repair and maintenance costs associated with maintaining the Company's vending machines. The Company's operating costs are not completely linear or variable to sales and as such, significant fluctuations in revenues can impact the operating costs as a percentage of revenues.

         Depreciation and amortization expense was $3,302,000 for the quarter ended April 3, 2005, compared to $2,510,000 for the same period last year. Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $470,000 and $253,000 for the three-month periods ended April 3, 2005 and March 28, 2004, respectively. The increase in depreciation and amortization expense was due primarily to new capital expenditures added since last year, primarily associated with the G-2 upgrade of the Company's outside machines, offset partially by some assets becoming fully depreciated or amortized. The Company currently has sufficient machines in storage available for deployment in fiscal 2005. Machines that have been previously installed and are in storage awaiting redeployment continue to be depreciated.
                                       9

         SG&A expenses for the quarter ended April 3, 2005 increased slightly to $2,700,000, or 15.4% of revenues, compared to $2,631,000, or 15.0% of revenues, for the same period last year.

         Interest expense for the quarter ended April 3, 2005 increased $150,000 to $2,080,000, compared to $1,930,000 for the same period last year. The increase in interest expense was primarily due to additional interest associated with higher outstanding borrowing on the credit facility in connection with the G-2 project as compared to last year.

         The Company had no investment income for the quarters ended April 3, 2005, and March 28, 2004.

         As a result of the foregoing, the Company had a net loss applicable to common stockholders of $1,973,000 for the three-month period ended April 3, 2005, compared to a loss of $1,201,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash flows from operations and funds available under the Company's credit facility. On October 7, 2003, the Company restructured its credit facility with City National Bank. The new $12,000,000 revolving credit facility had a maturity date of February 1, 2009. The credit availability of this facility was reduced by $400,000 every three months beginning February 7, 2004 until its maturity in February 2009. The revolving credit facility required monthly interest payments at the City National Bank's prime rate plus 1.00%. On March 26, 2004, the City National Bank revised the interest rate of the revolving credit facility to City National Bank's prime rate (5.75% per annum at April 3, 2005). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum. On December 1, 2004, City National Bank increased the availability on the credit facility to $25,000,000. The revised credit facility requires monthly interest payments at the City National Bank's prime rate (5.75% per annum at April 3, 2005). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum and continues to contain certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the credit facility. The credit availability on the revised revolving credit facility is reduced by $1,500,000 every three months beginning January 1, 2006 until its maturity in February 2009. The Company was in compliance at April 3, 2005 with all such covenants. As of April 3, 2005, there was $17,000,000 outstanding on the credit facility, which is included in long-term notes payable. Availability under the $25,000,000 revolving credit facility was $8,000,000 as of April 3, 2005.

         For the three months ended April 3, 2005, net cash provided by operations was approximately $1,780,000. The Company made capital investments in vending machines and other equipment of approximately $6,841,000, up from $1,474,000 in the first quarter of the previous year, which was associated primarily with the upgrade of the outside coin machines. Net cash provided by financing activities was approximately $7,221,000, primarily as a result of additional borrowings under the credit facility. As of April 3, 2005, the Company had working capital of $1,810,000. Because the Company does not have significant product inventories, working capital will vary from time to time depending on the timing of payables, other accrued liabilities, and payments of prepaid contract rights. The Company's stockholders' deficit as of April 3, 2005 was $28,342,000, which amount continues to be below the American Stock Exchange's listing guidelines. Although no actions have been taken to date, it is possible that the American Stock Exchange could delist the Company's stock.

         The Company believes that its cash and cash equivalents, cash flow from operations and the availability under its credit facility will be sufficient to meet its anticipated amounts due under its credit facility, operating and capital requirements, as well as distributions related to the Trust Preferred Securities, for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 2004, the Financial Accounting Standards Board (FASB) issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) No. 123R (SFAS 123R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exception, the amount of compensation cost is measured based on the grant date fair value of the equity or liability instruments used. SFAS 123R requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS123R is effective beginning the first annual reporting period that begins after June 15, 2005. The Company plans to adopt the provisions of SFAS 123R prospectively effective fiscal year 2006. The Company's Stock Compensation Program expired in March 2004 and no options were granted during the year ended January 2, 2005 or the quarter ended April 3, 2005. The Company is currently determining the effect of SFAS 123R on the Company's consolidated financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. The principal objectives of our asset/liability management activities are to minimize debt and maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. The Company's outstanding bank debt is tied to the bank's prime lending rate and as such, the Company is at risk due to increases in market rates. A 10% change in the bank's lending rate would have the potential of increasing the annual interest on the outstanding borrowings of the bank debt and impacting the future earnings of the Company by less than $100,000 annually. The Company's exposure to interest rate risk also relates to the opportunity cost of fixed-rate obligations associated with the Trust Preferred Securities. The Company believes that the fixed rate of the Trust Preferred Securities approximates the Company's long-term market rate. As of April 3, 2005, the Company held no marketable securities available-for-sale.

ITEM 4 - CONTROLS AND PROCEDURES

         Since April 3, 2005, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of April 3, 2005 to ensure that information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         From time to time, claims are made against the Company in the ordinary course of business. With the assistance from legal counsel, estimated amounts for such claims that are probable and can reasonably be estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated accruals would be dependent on new claims as they arise and the favorable or unfavorable outcome of the particular litigation. As of April 3, 2005, the Company was not a party to any legal proceeding that is likely to reasonably have a material impact on the results of operations, financial condition or liquidity of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECUITY HOLDERS

         There were no matters submitted to a vote of the security holders during the quarter ended April 3, 2005.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.       EXHIBITS
31.1 Certification of Brian H. McInerney, Chief Executive Officer, under SEC Rule 13a-14(a).
31.2 Certification of W. David Walters, Chief Financial Officer, under SEC Rule 13a-14(a).
32.1 Certification of Brian H. McInerney, Chief Executive Officer, under SEC Rule 13a-14(b).
32.2 Certification of W. David Walters, Chief Financial Officer, under SEC Rule 13a-14(b).

         b. REPORTS ON FORM 8-K

There were no reports on form 8-K filed during the period ended April 3, 2005.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                GLACIER WATER SERVICES, INC.

Date:  April 29, 2005           By: /S/  BRIAN H. MCINERNEY
                                    -------------------------------------------
                                      Brian H. McInerney
                                      President and Chief Executive Officer


Date:  April 29, 2005           By: /S/  W. DAVID WALTERS
                                    -------------------------------------------
                                      W. David Walters
                                      Senior Vice President and
                                      Chief Financial Officer