Form 10-Q
period 2005-07-03
GLACIER WATER SERVICES INC
filed 2005-08-12
CIK 883505

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: July 03, 2005

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ----------------     -------------------

         Commission File Number: 1-11012
                                 -------

                          GLACIER WATER SERVICES, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                33-0493559
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1385 Park Center Drive, Vista, California                      92081
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (760) 560-1111
                                 ---------------
              (Registrant's telephone number, including area code)

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

     Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 2,267,663 shares of common stock, $.01 par value, outstanding at July 29, 2005.

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                          GLACIER WATER SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     July 3,        January 2,
                                                                                      2005             2005 *
                                                                                      ----             ----
                                        ASSETS                                    (unaudited)
                                        ------
Current assets:
   Cash and cash equivalents                                                     $      3,427     $      2,256
   Accounts receivable, net of allowance for doubtful accounts of $209 and
    $201 as of July 3, 2005 and January 2, 2005, respectively                           2,212            2,476
   Repair parts                                                                         2,393            2,403
   Prepaid expenses and other                                                             821              950
                                                                                 -------------    -------------
      Total current assets                                                              8,853            8,085

Property and equipment, net                                                            60,974           52,370
Goodwill                                                                                6,868            6,868
Intangible assets, net of accumulated amortization of $796 and $681 as of
 July 3, 2005 and January 2, 2005, respectively
                                                                                          360              475
Investment in Glacier Water Trust I Common Securities                                   2,629            2,629
Investment in Glacier Water Trust I Preferred Securities                                3,357            3,357
Other assets                                                                            5,583            5,716
                                                                                 -------------    -------------
Total assets                                                                     $     88,624     $     79,500
                                                                                 =============    =============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------
Current liabilities:
   Accounts payable                                                              $      2,704     $      2,759
   Accrued commissions                                                                  2,293            1,989
   Accrued liabilities                                                                  2,597            2,215
   Current portion of deferred rent                                                        19               --
   Current portion of obligations under capital lease                                     271              262
   Current portion of long-term notes payable                                             412              460
                                                                                 -------------    -------------
      Total current liabilities                                                         8,296            7,685

Long-term debt                                                                         87,629           87,629
Long-term notes payable                                                                20,500           10,040
Long-term portion of deferred rent                                                        158              112
Long-term portion of obligations under capital lease                                      523              661
                                                                                 -------------    -------------
Total liabilities                                                                     117,106          106,127

Stockholders' deficit:
  Common stock, $.01 par value; 10,000,000 shares authorized, 2,267,513 and
   2,160,218 shares issued and outstanding as of July 3, 2005 and January 2,
   2005, respectively                                                                      39               38
  Additional paid-in capital                                                           20,369           18,948
  Retained deficit                                                                    (16,328)         (13,051)
  Treasury stock, at cost, 1,587,606 shares as of July 3, 2005 and
   January 2, 2005                                                                    (32,562)         (32,562)
                                                                                 -------------    -------------
      Total stockholders' deficit                                                     (28,482)         (26,627)
                                                                                 -------------    -------------
Total liabilities and stockholders' deficit                                      $     88,624     $     79,500
                                                                                 =============    =============

*Amounts derived from audited information

The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)


                                                                Three Months Ended               Six Months Ended
                                                           ----------------------------    ----------------------------
                                                             July 03,        June 27,        July 03,        June 27,
                                                               2005            2004            2005            2004
                                                           ------------    ------------    ------------    ------------
Revenues                                                   $    19,563     $    19,246     $    37,106     $    36,791
Operating costs and expenses:
   Operating expenses                                           12,555          12,158          23,989          23,833
   Depreciation and amortization                                 3,459           2,590           6,761           5,100
                                                           ------------    ------------    ------------    ------------
      Cost of goods sold                                        16,014          14,748          30,750          28,933

   Selling, general and administrative expenses                  2,718           2,774           5,419           5,405
                                                           ------------    ------------    ------------    ------------
      Total operating costs and expenses                        18,732          17,522          36,169          34,338
                                                           ------------    ------------    ------------    ------------

Income from operations                                             831           1,724             937           2,453

Other expenses:
   Interest expense                                              2,135           1,906           4,214           3,835
                                                           ------------    ------------    ------------    ------------

Loss before income taxes                                        (1,304)           (182)         (3,277)         (1,382)
Income tax benefit                                                  --              --              --              --
                                                           ------------    ------------    ------------    ------------
Net loss                                                        (1,304)           (182)         (3,277)         (1,382)
                                                           ============    ============    ============    ============

Basic and diluted loss per common share:
   Net loss applicable to common stockholders              $     (0.58)    $     (0.09)    $     (1.48)    $     (0.65)
                                                           ============    ============    ============    ============
      Weighted average shares used in calculation            2,243,656       2,119,790       2,207,856       2,119,637


The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Six Months Ended
                                                                                ----------------
                                                                             July 3,        June 27,
                                                                              2005            2004
                                                                              ----            ----
Cash flow from operating activities:
  Net loss                                                                $   (3,277)     $   (1,382)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                             6,761           5,100
     Loss on disposal of assets                                                   21             251
  Change in operating assets and liabilities:
     Accounts receivable                                                         264            (170)
     Repair parts                                                                 10            (152)
     Prepaid expenses and other                                                  129             489
     Payment for prepaid contract rights                                        (909)            (68)
     Other assets                                                                254              73
     Accounts payable, accrued commissions and accrued liabilities               631             802
                                                                          -----------     -----------
           Net cash provided by operating activities                           3,884           4,943
                                                                          -----------     -----------

Cash flows from investing activities:
  Investment in property and equipment                                       (14,483)         (4,973)
                                                                          -----------     -----------
           Net cash used in investing activities                             (14,483)         (4,973)
                                                                          -----------     -----------

Cash flows from financing activities:
  Principal payments on line of credit and long-term notes payable            (2,088)           (830)
  Proceeds from long-term notes payable                                       12,500           2,218
  Principal payments under capital lease obligations                            (129)           (120)
  Proceeds from issuance of stock                                              1,422              32
  Increase in deferred rent                                                       65              --
                                                                          -----------     -----------
           Net cash provided by financing activities                          11,770           1,300
                                                                          -----------     -----------

Net increase in cash and cash equivalent                                       1,171           1,270
Cash and cash equivalents, beginning of period                                 2,256           1,924
                                                                          -----------     -----------
Cash and cash equivalents, end of period                                  $    3,427      $    3,194
                                                                          ===========     ===========




                                                                                Six Months Ended
                                                                                ----------------
                                                                             July 3,        June 27,
                                                                              2005            2004
                                                                              ----            ----
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                 $    4,150      $    3,757
                                                                          ===========     ===========
   Cash paid for income taxes                                             $       14      $        3
                                                                          ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 3, 2005
                                   (unaudited)

1. Basis of Presentation

     Glacier Water Services, Inc., a Delaware corporation ("Glacier" or "Company"), is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries and the consolidated results of their operations for the three- and six-month periods ended July 3, 2005 and June 27, 2004 and their cash flows for the six-month period ended July 3, 2005 and June 27, 2004. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with United States generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and six-month periods ended July 3, 2005 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2005.

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

     In December 2004, the Financial  Accounting  Standards  Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exception, the amount of compensation cost is measured based on the grant date fair value of the equity or liability instruments used. SFAS 123R requires liability for awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS123R is effective beginning the first annual reporting period that begins after June 15, 2005. The Company plans to adopt the provisions of SFAS 123R prospectively effective fiscal year 2006. The Company's Stock Compensation Program expired in March 2004 and no options were granted during the year ended January 2, 2005 or the three- and six-month periods ended July 3, 2005. The Company is currently determining the effect of SFAS 123R on the Company's consolidated financial statements.

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

     The following unaudited pro forma disclosures represent what the Company's net loss and loss per common share would have been had the Company recorded compensation cost for this plan in accordance with the provisions of SFAS No. 123:


                                                                 Three Months Ended               Six Months Ended
                                                                 ------------------               ----------------
                                                              July 03,        June 27,        July 03,        June 27,
                                                                2005            2004            2005            2004
                                                                ----            ----            ----            ----
                                                                       (in thousands, except per share data)
Net loss applicable to common stockholders,
 as reported                                               $     (1,304)   $       (182)   $     (3,277)   $     (1,382)
                                                           -------------   -------------   -------------   -------------
Deduct:  Total stock-based employee compensation
 expense determined under the fair value method for
 all awards                                                         (23)            (55)            (45)           (230)
                                                           -------------   -------------   -------------   -------------
Pro forma net loss applicable to common stockholders       $     (1,327)   $       (237)   $     (3,322)   $     (1,612)
                                                           =============   =============   =============   =============

Basic and diluted loss per common share:
As reported                                                $      (0.58)   $      (0.09)   $      (1.48)   $      (0.65)
                                                           =============   =============   =============   =============

Pro forma                                                  $      (0.59)   $      (0.11)   $      (1.50)   $      (0.76)
                                                           =============   =============   =============   =============


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


                                                                 Three Months Ended               Six Months Ended
                                                                 ------------------               ----------------
                                                              July 03,        June 27,        July 03,        June 27,
                                                                2005            2004            2005            2004
                                                                ----            ----            ----            ----
                                                                     (in thousands except share and per share data)
Numerator for basic earnings per share - net loss
 applicable to common shareholders                         $     (1,304)   $       (182)   $     (3,277)   $     (1,382)
                                                           -------------   -------------   -------------   -------------
Denominator - shares:
     Weighted average common shares for basic
      earnings per share                                      2,243,656       2,119,790       2,207,856       2,119,637
     Effect of dilutive securities                                   --              --              --              --
                                                           -------------   -------------   -------------   -------------
Dilutive potential shares for diluted earnings per share      2,243,656       2,119,790       2,207,856       2,119,637
                                                           =============   =============   =============   =============
Loss per share:
     Basic and dilutive loss applicable to
      common shareholders                                  $      (0.58)   $      (0.09)   $      (1.48)   $      (0.65)
                                                           =============   =============   =============   =============

Potentially dilutive securities not included above since
 they are antidilutive                                          359,440         391,304         396,818         384,375
                                                           =============   =============   =============   =============

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

     The Company's Board of Directors authorized the purchase of up to 1,250,000 of the Trust Preferred Securities. As of July 3, 2005, the Company had repurchased 921,400 of the Trust Preferred Securities at an average cost of $16.40 per share. The Company did not repurchase any shares of Trust Preferred Securities during the three- and six-month periods ended July 3, 2005 and June 27, 2004. As of July 3, 2005, the Company had used $15,118,000 in cash to repurchase $23,035,000 face value of the Trust Preferred Securities less $1,098,000 of deferred financing costs. The Company may continue to make such purchases from time to time in open market transactions or block trades.

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

     In December 2003, FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), which supercedes FIN46. The Trust is considered a variable interest entity under FIN 46R. Prior to FIN 46R, variable interest entities were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority voting interest in the entity. Under FIN 46R, a variable interest entity should be consolidated by its primary beneficiary. Because the Company is not the primary beneficiary of the Trust, the financial statements of the Trust are no longer included in the consolidated financial statements of the Company. FIN 46R may be adopted either by recording a cumulative effect adjustment as of the date of the adoption, or restating prior period financial statements. The Company opted to restate prior period financial statements. As a result of the de-consolidation, the Company has recorded its ownership of 105,154 Common Trust Securities of the Trust and its ownership of 134,295 shares of Trust Preferred Securities as long-term assets and has recorded the Junior Subordinated Debentures as long-term debt at a face value of $87,629,000. At July 3, 2005 and

June 27, 2004, there were 3,265,705 Trust Preferred Securities outstanding (other than the 134,295 held by the Company).

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

     On December 1, 2004, City National Bank increased the availability on the credit facility to $25,000,000 and on June 30, 2005, City National Bank increased the availability on the credit facility to $30,000,000. The revised credit facility requires monthly interest payments at City National Bank's prime rate (6.25% per annum at July 3, 2005). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum and continues to contain certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the credit facility. The credit availability on the revised revolving credit facility is reduced by $1,500,000 every three months beginning January 1, 2007 until its maturity in December 2010. The Company was in compliance at July 3, 2005 with all covenants under this credit facility. As of July 3, 2005, there was $20,500,000 outstanding on the credit facility, which is included in long-term notes payable. Availability under the $30,000,000 revolving credit facility was $9,500,000 as of July 3, 2005.

     As of July 3, 2005, there is $412,000 outstanding under notes payable associated with the Pure Fill and Water Island acquisitions. The Pure Fill note was payable over 4 years in equal quarterly payments and as of July 3, 2005, had an outstanding balance of $120,000. As of July 3, 2005 the Water Island note had a balance of $292,000 and is payable in October 2005. Amounts due after July 3, 2006 under the Company's credit facility and notes payable are included in long-term notes payable. Both the Pure Fill and the Water Island notes payable accrue interest at the prime rate published in the Wall Street Journal (6.25% and 4.0% per annum at July 3, 2005 and June 27, 2004, respectively).

5. Comprehensive Loss

     SFAS No. 130, "Reporting Comprehensive Income," requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments. Comprehensive loss did not differ from the net loss for the three and six months ended July 3, 2005 and June 27, 2004.


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

     Currently operating in 40 states, the Company continually looks for opportunities to expand its presence in existing markets as well as new high-potential markets. The Company also looks for ways to reduce operating costs in all areas. The Company explores opportunities to implement technology to improve efficiency of servicing the vending machines to lower its operating costs. The Company continues to monitor selling, general and administrative expenses and reduce costs where possible.

     During the three- and six- month periods ended July 3, 2005, the Company continued with a major initiative to upgrade its outside water vending machines. The upgrade results in a new generation machine ("G-2") with a new modern appearance and increased functionality such as dollar bill validators, multi-vend capability, a replaceable stainless steel vend chamber and replaceable Lexan panels. The Company plans to complete the upgrade of approximately 11,000 outside machines by the end of fiscal 2005. As of July 3, 2005, the Company has upgraded approximately 9,800 machines at a total cost of approximately $19,600,000. The Company expects that it will expend a total of approximately $22,000,000 in connection with this major upgrade initiative. The initiative is such that the Company has the ability to time these expenditures with the availability of its cash flows from operations and availability under its credit facility.

Revenues
--------

     Revenues for the quarter ended July 3, 2005 increased $317,000, or 1.6%, to $19,563,000 from $19,246,000 for the same period last year. Revenues for the six-month period ended July 03, 2005 increased $315,000, or 0.9%, to $37,106,000 from $36,791,000 for the same period last year. As of July 3, 2005, the Company had approximately 15,100 machines in operation, compared to 15,200 machines as of June 27, 2004. The Company's new G-2 machines have experienced increased revenues of approximately 9.9% and 7.5% for the three- and six-month periods ended July 3, 2005 compared to the same periods last year.

Costs and Expenses
------------------

     Operating expenses, excluding depreciation and amortization, for the quarter ended July 3, 2005 increased 3.3% to $12,555,000, or 64.2% of revenues, compared to $12,158,000, or 63.2% of revenues, for the same period last year. Operating expenses, excluding depreciation and amortization, for the six-month period ended July 03, 2005 increased 0.7% to $23,989,000 compared to $23,833,000 for the same period last year. For the six-month period ended July 3, 2005, operating expenses, excluding depreciation and amortization, were 64.6% of revenues which was slightly lower than the 64.8% of revenues for the same period last year.

     Depreciation and amortization expense was $3,459,000 for the quarter ended July 3, 2005, compared to $2,590,000 for the same period last year. Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $433,000 and $286,000 for the three-month periods ended July 3, 2005 and June 27, 2004, respectively. Depreciation and amortization expense was $6,761,000 for the six-month period ended July 03, 2005, compared to $5,100,000 for the same period last year. Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $903,000 and $539,000 for the six-month period ended July 03, 2005 and June 27, 2004, respectively. The increase in depreciation and amortization expense for both the three- and six-month periods was due primarily to new capital expenditures, primarily associated with the G-2 upgrade of the Company's outside machines, offset partially by some assets becoming fully depreciated or amortized. The Company currently has sufficient machines in storage available for deployment in fiscal 2005. Machines that have been previously installed and are in storage awaiting redeployment continue to be depreciated.

     SG&A expenses for the quarter ended July 03, 2005 decreased slightly to $2,718,000, or 13.9% of revenues, compared to $2,774,000, or 14.4% of revenues, for the same period last year. SG&A expenses for the six-month period ended July 03, 2005 increased slightly to $5,419,000, or 14.6% of revenues, compared to 5,405,000, or 14.7% of revenues, for the same period last year.

     Interest expense for the quarter ended July 3, 2005 increased $229,000 to $2,135,000, compared to $1,906,000 for the same period last year. Interest expense for the six-month period ended July 03, 2005 increased $379,000 to $4,214,000, compared to $3,835,000 for the same period last year. The increase in interest expense was primarily due to additional interest associated with higher outstanding borrowing on the credit facility this year as compared to last year, primarily due to the G-2 project.

     As a result of the foregoing, the Company had a net loss applicable to common stockholders of $1,304,000 for the three-month period ended July 3, 2005, compared to a loss of $182,000 for the same period last year. For the six-month period ended July 3, 2005, the Company had a net loss applicable to common stockholders of $3,277,000, compared to a loss of $1,382,000 for the same period last year.

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

     On December 1, 2004, City National Bank increased the availability on the credit facility to $25,000,000 and on June 30, 2005, City National Bank increased the availability on the credit facility to $30,000,000. The revised credit facility requires monthly interest payments at City National Bank's prime rate (6.25% per annum at July 3, 2005). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum and continues to contain certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the credit facility. The credit availability on the revised revolving credit facility is reduced by $1,500,000 every three months beginning January 1, 2007 until its maturity in December 2010. The Company was in compliance at July 3, 2005 with all covenants under this credit facility. As of July 3, 2005, there was $20,500,000 outstanding on the credit facility, which is included in long-term notes payable. Availability under the $30,000,000 revolving credit facility was $9,500,000 as of July 3, 2005.

     For the six months ended July 3, 2005, net cash provided by operations was approximately $3,884,000. The Company made capital investments in vending machines and other equipment of approximately $14,483,000, up from $4,973,000 in the first half of the previous year, which was associated primarily with the upgrade of the outside coin machines. Net cash provided by financing activities was approximately $11,770,000, primarily as a result of additional borrowings under the credit facility. As of July 3, 2005, the Company had working capital of $557,000. Because the Company does not have significant product inventories, working capital will vary from time to time depending on the timing of payables, other accrued liabilities, and payments of prepaid contract rights. The Company's stockholders' deficit as of July 3, 2005 was $28,482,000, which amount continues to be below the American Stock Exchange's listing guidelines. Although no actions have been taken to date, it is possible that the American Stock Exchange could delist the Company's stock.

     The Company believes that its cash and cash equivalents, cash flow from operations and the availability under its credit facility will be sufficient to meet its anticipated amounts due under its credit facility, operating and capital requirements, as well as distributions related to the Trust Preferred Securities, for at least the next twelve months.

Recent Accounting Pronouncements
--------------------------------

     In December 2004, the Financial  Accounting  Standards  Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exception, the amount of compensation cost is measured based on the grant date fair value of the equity or liability instruments used. SFAS 123R requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS 123R is effective beginning the first annual reporting period that begins after June 15, 2005. The Company plans to adopt the provisions of SFAS 123R prospectively effective fiscal year 2006. The Company's Stock Compensation Program expired in March 2004 and no options were granted during the year ended January 2, 2005 or the six months ended July 3, 2005. The Company is currently determining the effect of SFAS 123R on the Company's consolidated financial statements.

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

     In May 2005 the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. Statement 154 replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. FASB No. 154 changes the accounting for, and reporting of, a change in accounting principle. FASB No. 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. FASB No. 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. The Company does not expect that the adoption of FASB 154 will have a material impact on the consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. The principal objectives of our asset/liability management activities are to minimize debt and maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. The Company's outstanding bank debt is tied to the bank's prime lending rate and as such, the Company is at risk due to increases in market rates. A 10% change in the bank's lending rate would have the potential of increasing the annual interest on the outstanding borrowings of the bank debt and impacting the future earnings of the Company by less than $130,000 annually. The Company's exposure to interest rate risk also relates to the opportunity cost of fixed-rate obligations associated with the Trust Preferred Securities. The Company believes that the fixed rate of the Trust Preferred Securities approximates the Company's long-term market rate. As of July 3, 2005, the Company held no marketable securities available-for-sale.

ITEM 4 - CONTROLS AND PROCEDURES

     Since July 3, 2005, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of July 3, 2005 to ensure that information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     From time to time, claims are made against the Company in the ordinary course of business. With the assistance from legal counsel, estimated amounts for such claims that are probable and can reasonably be estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated accruals would be dependent on new claims as they arise and the favorable or unfavorable outcome of the particular litigation. As of July 3, 2005, the Company was not a party to any legal proceeding that is likely to reasonably have a material impact on the results of operations, financial condition or liquidity of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECUITY HOLDERS

     There were no matters submitted to a vote of the security holders during the quarter ended July 3, 2005.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits
         --------

         31.1 Certification of Brian H. McInerney, Chief Executive Officer, under SEC Rule 13a-14(a).

         31.2 Certification of W. David Walters, Chief Financial Officer, under SEC Rule 13a-14(a).

         32.1 Certification of Brian H. McInerney, Chief Executive Officer, under SEC Rule 13a-14(b).

         32.2 Certification of W. David Walters, Chief Financial Officer, under SEC Rule 13a-14(b).

     b.  Reports on Form 8-K
         -------------------

               On May 12, 2005, the Company filed a current report on Form 8-K reporting under Item 12, the issuance of a press release disclosing the earnings for the quarter ended April 3, 2005.

               On April 1, 2005, the Company filed a current report on Form 8-K reporting under Item 12, the issuance of a press release disclosing the earnings for the year ended January 2, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GLACIER WATER SERVICES, INC.

Date:  July 29, 2005                 By: /s/  Brian H. McInerney
                                         ---------------------------------------
                                         Brian H. McInerney
                                         President and Chief Executive Officer


Date:  July 29, 2005                 By: /s/  W. David Walters
                                         ---------------------------------------
                                         W. David Walters
                                         Senior Vice President and
                                         Chief Financial Officer