Form 10-Q
period 2005-10-02
GLACIER WATER SERVICES INC
filed 2005-11-16
CIK 883505

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: October 2, 2005

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________________ to _______________

         Commission File Number: 1-11012
                                 -------

                          GLACIER WATER SERVICES, INC.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                             33-0493559
         ----------------------------------------------------------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

         1385 Park Center Drive, Vista, California           92081
         ----------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)


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

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).  YES [ ]   NO [X]

     Indicate the number of shares outstanding of each of issuer's class of common stock as of the latest practicable date: 2,322,016 shares of common stock, $.01 par value, outstanding at October 25, 2005.


                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                          GLACIER WATER SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                 October 2,      January 2,
                                                                                    2005            2005 *
                                                                                    ----            ----
                                     ASSETS                                     (unaudited)
                                     ------
Current assets:
  Cash and cash equivalents..................................................   $     3,817     $     2,256
  Accounts receivable, net of allowance for doubtful accounts of $211
   and $201 as of October 2, 2005 and January 2, 2005, respectively..........         2,088           2,476
  Repair parts...............................................................         1,837           2,403
  Prepaid expenses and other.................................................         1,394             950
                                                                                ------------    ------------
     Total current assets....................................................         9,136           8,085

Property and equipment, net..................................................        61,506          52,370
Goodwill.....................................................................         6,868           6,868
Intangible assets, net of accumulated amortization of $853 and $681 as
 of October 2, 2005 and January 2, 2005, respectively........................           303             475
Investment in Glacier Water Trust I Common Securities........................         2,629           2,629
Investment in Glacier Water Trust I Preferred Securities.....................         3,357           3,357
Other assets.................................................................         5,491           5,716
                                                                                ------------    ------------
Total assets.................................................................   $    89,290     $    79,500
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current liabilities:
  Accounts payable...........................................................   $     1,512     $     2,759
  Accrued commissions........................................................         2,647           1,989
  Accrued liabilities........................................................         1,961           2,215
  Current portion of deferred rent...........................................            23              --
  Current portion of obligations under capital lease.........................           276             262
  Current portion of long-term notes payable.................................           370             460
                                                                                ------------    ------------
     Total current liabilities...............................................         6,789           7,685

Long-term debt...............................................................        87,629          87,629
Long-term notes payable......................................................        23,000          10,040
Long-term portion of deferred rent...........................................           152             112
Long-term portion of obligations under capital lease.........................           452             661
                                                                                ------------    ------------
Total liabilities............................................................       118,022         106,127

Stockholders' deficit:
  Common stock, $.01 par value; 10,000,000 shares authorized, 2,322,016 and 2,160,218 shares issued and outstanding as of October 2, 2005 and
   January 2, 2005, respectively.............................................            39              38
  Additional paid-in capital.................................................        21,520          18,948
  Retained deficit...........................................................       (17,729)        (13,051)
  Treasury stock, at cost, 1,587,606 shares as of October 2, 2005 and
   January 2, 2005...........................................................       (32,562)        (32,562)
                                                                                ------------    ------------
     Total stockholders' deficit.............................................       (28,732)        (26,627)
                                                                                ------------    ------------
Total liabilities and stockholders' deficit..................................   $    89,290     $    79,500
                                                                                ============    ============

*Amounts derived from audited information

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)



                                                                 Three Months Ended           Nine Months Ended
                                                              -------------------------   -------------------------
                                                               October 2,  September 26,   October 2,  September 26,
                                                                  2005          2004          2005          2004
                                                              -----------   -----------   -----------   -----------
Revenues...................................................   $   22,926    $   21,332    $   60,032    $   58,123
Operating costs and expenses:
  Operating expenses.......................................       13,978        13,080        37,968        36,913
  Depreciation and amortization............................        3,937         2,733        10,698         7,834
                                                              -----------   -----------   -----------   -----------
     Cost of goods sold....................................       17,915        15,813        48,666        44,747

  Selling, general and administrative expenses.............        4,203         2,624         9,621         8,028
                                                              -----------   -----------   -----------   -----------
     Total operating costs and expenses....................       21,777        18,437        57,946        52,775
                                                              -----------   -----------   -----------   -----------
Income from operations.....................................          808         2,895         1,745         5,348
Other expenses:
  Interest expense.........................................        2,209         1,909         6,423         5,744
                                                              -----------   -----------   -----------   -----------
Income (loss) before income taxes..........................       (1,401)          986        (4,678)         (396)
Income tax benefit.........................................           --            --            --            --
                                                              -----------   -----------   -----------   -----------
Net income (loss)..........................................       (1,401)          986        (4,678)         (396)
                                                              ===========   ===========   ===========   ===========
Basic income (loss) per common share:
  Net income (loss) applicable to common stockholders......   $    (0.64)   $     0.46    $    (2.10)   $    (0.19)
                                                              ===========   ===========   ===========   ===========
     Weighted average shares used in calculation...........    2,189,339     2,145,848     2,232,873     2,128,374

Diluted income (loss) per common share:
  Net income (loss) applicable to common stockholders......   $    (0.64)   $     0.38    $    (2.10)   $    (0.19)
                                                              ===========   ===========   ===========   ===========
     Weighted average shares used in calculation...........    2,189,339     2,581,257     2,232,873     2,128,374

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                          GLACIER WATER SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                                 October 2,     September 26,
                                                                                    2005            2004
                                                                                    ----            ----
Cash flow from operating activities:
  Net loss...................................................................   $    (4,678)    $      (396)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization...........................................        10,698           7,834
     Loss on disposal of assets..............................................            45             261
     Stock option compensation expense.......................................         1,142              --
  Change in operating assets and liabilities:
     Accounts receivable.....................................................           388            (471)
     Repair parts............................................................           566            (685)
     Prepaid expenses and other..............................................          (444)            384
     Payment for prepaid contract rights.....................................        (2,104)           (211)
     Other assets............................................................           836              40
     Accounts payable, accrued commissions and accrued liabilities...........          (843)          1,434
                                                                                ------------    ------------
              Net cash provided by operating activities......................         5,606           8,190
                                                                                ------------    ------------

Cash flows from investing activities:
  Investment in property and equipment.......................................       (18,214)        (10,021)
                                                                                ------------    ------------
              Net cash used in investing activities..........................       (18,214)        (10,021)
                                                                                ------------    ------------

Cash flows from financing activities:
  Principal payments on long-term notes payable..............................        (3,630)         (1,998)
  Proceeds from long-term notes payable......................................        16,500           5,218
  Principal payments under capital lease obligations.........................          (195)           (182)
  Proceeds from issuance of stock............................................         1,431             458
  Increase in deferred rent..................................................            63              --
                                                                                ------------    ------------
              Net cash provided by financing activities......................        14,169           3,496
                                                                                ------------    ------------

Net increase in cash and cash equivalent.....................................         1,561           1,665
Cash and cash equivalents, beginning of period...............................         2,256           1,924
                                                                                ------------    ------------
Cash and cash equivalents, end of period.....................................   $     3,817     $     3,589
                                                                                ============    ============




                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                                 October 2,     September 26,
                                                                                    2005            2004
                                                                                    ----            ----
Supplemental disclosure of cash flow information:
  Cash paid for interest.....................................................   $     6,248     $     5,651
                                                                                ============    ============
  Cash paid for income taxes.................................................   $        33     $         3
                                                                                ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          GLACIER WATER SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 October 2, 2005
                                   (unaudited)

1.   Basis of Presentation

        Glacier Water Services, Inc., a Delaware corporation ("Glacier" or "Company"), is primarily engaged in the operation of self-service vending machines that dispense drinking water to consumers. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries and the consolidated results of their operations for the three- and nine-month periods ended October 2, 2005 and September 26, 2004 and their cash flows for the nine-month periods ended October 2, 2005 and September 26, 2004. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information, including footnote information, normally included in financial statements prepared in accordance with United States generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three- and nine-month periods ended October 2, 2005 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2005.

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

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exception, the amount of compensation cost is measured based on the grant date fair value of the equity or liability instruments used. SFAS 123R requires liability for awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS123R is effective beginning the first annual reporting period that begins after June 15, 2005. The Company plans to adopt the provisions of SFAS 123R prospectively effective fiscal year 2006. The Company's Stock Compensation Program expired in March 2004 and no options were granted during the year ended January 2, 2005 or the three- and nine-month periods ended October 2, 2005. The Company does not expect that the adoption of SFAS 123R will have a material impact on the Company's consolidated financial statements.

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

        The following unaudited pro forma disclosures represent what the Company's net loss and loss per common share would have been had the Company recorded compensation cost for this plan in accordance with the provisions of SFAS No. 123:

                                                                 Three Months Ended           Nine Months Ended
                                                                 ------------------           -----------------
                                                               October 2,  September 26,   October 2,  September 26,
                                                                  2005          2004          2005          2004
                                                                  ----          ----          ----          ----
                                                                       (in thousands, except per share data)
Net income (loss) applicable to common stockholders,
as reported................................................   $   (1,401)   $      986    $   (4,678)   $     (396)
                                                              -----------   -----------   -----------   -----------
Add:  Total stock-based employee compensation
 expense for cashless options included in net income
 (loss)....................................................        1,142            --         1,142            --
Deduct:  Total stock-based employee compensation
  expense determined under the fair value method for
  all awards...............................................       (1,165)          (55)       (1,210)         (284)
                                                              -----------   -----------   -----------   -----------
Pro forma net income (loss) applicable to common
 stockholders..............................................   $   (1,424)   $      931    $   (4,746)   $     (680)
                                                              ===========   ===========   ===========   ===========

Basic income (loss) per common share:
As reported................................................   $    (0.64)   $     0.46    $    (2.10)   $    (0.19)
                                                              ===========   ===========   ===========   ===========
Pro forma..................................................   $    (0.65)   $     0.43    $    (2.13)   $    (0.32)
                                                              ===========   ===========   ===========   ===========

Diluted income (loss) per common share:
As reported................................................   $    (0.64)   $     0.38    $    (2.10)   $    (0.19)
                                                              ===========   ===========   ===========   ===========
Pro forma..................................................   $    (0.65)   $     0.36    $    (2.13)   $    (0.32)
                                                              ===========   ===========   ===========   ===========

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

                                                                 Three Months Ended           Nine Months Ended
                                                                 ------------------           -----------------
                                                               October 2,  September 26,   October 2,  September 26,
                                                                  2005          2004          2005          2004
                                                                  ----          ----          ----          ----
                                                                  (in thousands,except share and per share data)
Numerator for basic earnings per share - net income (loss)
 applicable to common shareholders.........................   $   (1,401)   $      986    $   (4,678)   $     (396)
                                                              -----------   -----------   -----------   -----------
Denominator - shares:
     Weighted average common shares for basic
     earnings per share....................................    2,189,339     2,145,848     2,232,873     2,128,374
     Effect of dilutive securities.........................           --       435,409            --            --
                                                              -----------   -----------   -----------   -----------
Dilutive potential shares for diluted earnings per share...    2,189,339     2,581,257     2,232,873     2,128,374
                                                              ===========   ===========   ===========   ===========
Loss per share:
     Basic income (loss) applicable to
     common shareholders...................................   $    (0.64)   $     0.46    $    (2.10)   $    (0.19)
                                                              ===========   ===========   ===========   ===========
     Dilutive income (loss) applicable to
     common shareholders...................................   $    (0.64)   $     0.38    $    (2.10)   $    (0.19)
                                                              ===========   ===========   ===========   ===========
Potentially dilutive securities not included above since
 they are antidilutive.....................................      314,261            --       369,259       406,832
                                                              ===========   ===========   ===========   ===========

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

        The Company's Board of Directors authorized the purchase of up to 1,250,000 of the Trust Preferred Securities. As of October 2, 2005, the Company had repurchased 921,400 of the Trust Preferred Securities at an average cost of $16.40 per share. The Company did not repurchase any shares of Trust Preferred Securities during the three- and nine-month periods ended October 2, 2005 and September 26, 2004. As of October 2, 2005, the Company had used $15,118,000 in cash to repurchase $23,035,000 face value of the Trust Preferred Securities less $1,098,000 of deferred financing costs. The Company may continue to make such purchases from time to time in open market transactions or block trades.

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

FIN 46R may be adopted either by recording a cumulative effect adjustment as of the date of the adoption, or restating prior period financial statements. The Company opted to restate prior period financial statements. As a result of the de-consolidation, the Company has recorded its ownership of 105,154 Common Trust Securities of the Trust and its ownership of 134,295 shares of Trust Preferred Securities as long-term assets and has recorded the Junior Subordinated Debentures as long-term debt at a face value of $87,629,000. At October 2, 2005 and September 26, 2004, there were 3,265,705 Trust Preferred Securities outstanding (other than the 134,295 held by the Company).

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

        On December 1, 2004, City National Bank increased the availability on the credit facility to $25,000,000 and on June 30, 2005, City National Bank increased the availability on the credit facility to $30,000,000. The revised credit facility requires monthly interest payments at City National Bank's prime rate (6.75% per annum at October 2, 2005). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum and continues to contain certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the credit facility. The credit availability on the revised revolving credit facility is reduced by $1,500,000 every three months beginning January 1, 2007 until its maturity in December 2010. The Company was in compliance at October 2, 2005 with all covenants under this credit facility. As of October 2, 2005, there was $23,000,000 outstanding on the credit facility, which is included in long-term notes payable. Availability under the $30,000,000 revolving credit facility was $7,000,000 as of October 2, 2005.

        As of October 2, 2005, there was $370,000 outstanding under the current portion of notes payable associated with the Pure Fill and Water Island acquisitions. The Pure Fill note was payable over 4 years in equal quarterly payments and as of October 2, 2005, had an outstanding balance of $80,000. As of October 2, 2005 the Water Island note had a balance of $290,000 and is payable in October 2005. Both the Pure Fill and the Water Island notes payable accrue interest at the prime rate published in the Wall Street Journal (6.75% and 4.75% per annum at October 2, 2005 and September 26, 2004, respectively).

5.   Comprehensive Loss

        SFAS No. 130, "Reporting Comprehensive Income," requires classification of other comprehensive income in a financial statement and display of other comprehensive income separately from retained earnings and additional paid-in capital. Other comprehensive income includes primarily foreign currency translation adjustments and unrealized gains (losses) on investments. Comprehensive loss did not differ from the net loss for the three- and nine-months ended October 2, 2005 and September 26, 2004.

6.   Correction of Error

        The Company determined in the third quarter that it had inadvertently not recorded amortization expense of approximately $72,000 related to certain prepaid contract rights in each of the first and second quarters of 2005, which ended April 3, 2005 and July 3, 2005. The Company concluded that these amounts were not material to the first and second quarters of 2005 and as a result the $144,000 of amortization expense is included in the three- and nine-month periods ended October 2, 2005 as a correction of error.

7.   Subsequent Events

        On October 3, 2005, the Company acquired 100% of the outstanding common stock of Gestion Bi-Eau Pure Management, Inc. for a purchase price (subject to adjustment) of approximately CAN$1,350,000 in cash and CAN$75,000 payable on each of the first and second anniversaries of the acquisition for a total purchase price of CAN$1,500,000. Gestion Bi-Eau Pure Management, Inc. is a privately held company headquartered in Montreal, Canada. Management is currently in the process of evaluating the fair value of the assets and liabilities assumed and the transaction costs incurred in connection with the acquisition, which will be accounted for as part of the purchase price. The fair-value evaluation report for the assets purchased will be provided by an independent third party. The transaction will be financed with cash on hand and borrowings under the Company's credit facility.

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

        Operating in 40 states as of October 2, 2005, the Company continually looks for opportunities to expand its presence in existing markets as well as new high-potential markets. The Company also looks for ways to reduce operating costs in all areas. The Company explores opportunities to implement technology to improve efficiency of servicing the vending machines to lower its operating costs. The Company continues to monitor selling, general and administrative expenses and reduce costs where possible.

        During the three- and nine- month periods ended October 2, 2005, the Company continued with a major initiative to upgrade its outside water vending machines. The upgrade results in a new generation machine ("G-2") with a new modern appearance and increased functionality such as dollar bill validators, multi-vend capability, a replaceable stainless steel vend chamber and replaceable Lexan panels. As of October 2, 2005, the Company has upgraded approximately 10,700 machines at an approximate cost of $21,000,000. The Company plans to complete the upgrade of approximately 11,000 outside machines by the end of fiscal 2005. The Company expects that it will expend a total of approximately $22,000,000 in connection with this major upgrade initiative. The initiative is such that the Company has the ability to time these expenditures with the availability of its cash flows from operations and availability under its credit facility.

Revenues
--------

        Revenues for the quarter ended October 2, 2005 increased $1,594,000, or 7.5%, to $22,926,000 from $21,332,000 for the same period last year. Revenues for the nine-month period ended October 2, 2005 increased $1,909,000, or 3.3%, to $60,032,000 from $58,123,000 for the same period last year. The Company had approximately 15,100 and 15,200 machines in operation as of October 2, 2005 and September 26, 2004, respectively. The increase in revenues for the quarter and the nine-month periods was the result of the new "G-2" machines combined with the warm summer weather across the country. On a same-store basis, the Company's new "G-2" machines have experienced revenue increases of approximately 18.0% and 11.5% for the three- and nine-month periods ended October 2, 2005 compared to the same periods last year.

Costs and Expenses
------------------

        Operating expenses, excluding depreciation and amortization, for the quarter ended October 2, 2005 increased 6.9% to $13,978,000, or 61.0% of revenues, compared to $13,080,000, or 61.3% of revenues, for the same period last year. Operating expenses, excluding depreciation and amortization, for the nine-month period ended October 2, 2005 increased 2.9% to $37,968,000 compared to $36,913,000 for the same period last year. For the nine-month period ended October 2, 2005, operating expenses, excluding depreciation and amortization, were 63.2% of revenues which was slightly lower than the 63.5% of revenues for the same period last year.

        Depreciation and amortization expense was $3,937,000 for the quarter ended October 2, 2005, compared to $2,733,000 for the same period last year. Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $765,000 and $271,000 for the three-month periods ended October 2, 2005 and September 26, 2004, respectively. Depreciation and amortization expense was $10,698,000 for the nine-month period ended October 2, 2005, compared to $7,834,000 for the same period last year. Depreciation and amortization expense includes the amortization of intangible assets and prepaid contract rights of approximately $1,668,000 and $810,000 for the nine-month period ended October 2, 2005 and September 26, 2004, respectively. The Company determined in the third quarter that it had inadvertently not recorded amortization expense of approximately $72,000 related to certain prepaid contract rights in each of the first and second quarters of 2005, which ended April 3, 2005 and July 3, 2005. The Company concluded that these amounts were not material to the first and second quarters of 2005 and as a result the $144,000 of amortization expense is included in the three- and nine-month periods ended October 2, 2005 as a correction of error.

The increase in depreciation and amortization expense for both the three- and nine-month periods was due primarily to new capital expenditures, primarily associated with the "G-2" upgrade of the Company's outside machines, offset partially by some assets becoming fully depreciated or amortized. The Company currently has sufficient machines in storage available for deployment in fiscal 2005. Machines that have been previously installed and are in storage awaiting redeployment continue to be depreciated.

        SG&A expenses for the quarter ended October 2, 2005 increased to $4,203,000, or 18.3% of revenues, compared to $2,624,000, or 12.3% of revenues, for the same period last year. SG&A expenses for the nine-month period ended October 2, 2005 increased to $9,621,000, or 16.0% of revenues, compared to 8,028,000, or 13.8% of revenues, for the same period last year. The increase in SG&A for both the three- and nine- month periods resulted primarily from a one-time non-cash stock compensation charge of $1,142,000 associated with cashless stock option exercises by two company executives.

        Interest expense for the quarter ended October 2, 2005 increased $300,000 to $2,209,000, compared to $1,909,000 for the same period last year. Interest expense for the nine-month period ended October 2, 2005 increased $679,000 to $6,423,000, compared to $5,744,000 for the same period last year. The increase in interest expense was primarily due to additional interest associated with higher outstanding borrowing on the credit facility this year as compared to last year, primarily due to the "G-2" project.

        As a result of the foregoing, the Company had a net loss applicable to common stockholders of $1,401,000 for the three-month period ended October 2, 2005, compared to income of $986,000 for the same period last year. For the nine-month period ended October 2, 2005, the Company had a net loss applicable to common stockholders of $4,678,000, compared to a loss of $396,000 for the same period last year. The change for both the three- and nine- month periods was primarily a result of the one-time non-cash stock compensation expense and increased depreciation and amortization expense.

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

        On December 1, 2004, City National Bank increased the availability on the credit facility to $25,000,000 and on June 30, 2005, City National Bank increased the availability on the credit facility to $30,000,000. The revised credit facility requires monthly interest payments at City National Bank's prime rate (6.75% per annum at October 2, 2005). The revolving credit facility requires a quarterly unused facility fee of 0.50% per annum and continues to contain certain customary financial covenants, which restrict indebtedness and capital expenditures. The Company pledged certain assets such as repair parts and equipment as collateral for its obligations under the credit facility. The credit availability on the revised revolving credit facility is reduced by $1,500,000 every three months beginning January 1, 2007 until its maturity in December 2010. The Company was in compliance at October 2, 2005 with all covenants under this credit facility. As of October 2, 2005, there was $23,000,000 outstanding on the credit facility, which is included in long-term notes payable. Availability under the $30,000,000 revolving credit facility was $7,000,000 as of October 2, 2005.

        For the nine-months ended October 2, 2005, net cash provided by operations was approximately $5,606,000. The Company made capital investments in vending machines and other equipment of approximately $18,214,000, up from $10,021,000 in the nine-month period ended September 26, 2004, which was associated primarily with the upgrade of the outside coin machines. Net cash provided by financing activities was approximately $14,169,000, primarily as a result of additional borrowings under the credit facility. As of October 2, 2005, the Company had working capital of $2,347,000. Because the Company does not have significant product inventories, working capital will vary from time to time depending on the timing of payables, other accrued liabilities, and payments of prepaid contract rights. The Company's stockholders' deficit as of October 2, 2005 was $28,446,000, which amount continues to be below the American Stock Exchange's listing guidelines. Although no actions have been taken to date, it is possible that the American Stock Exchange could delist the Company's stock.

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

Recent Accounting Pronouncements
--------------------------------

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (SFAS 123R), "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exception, the amount of compensation cost is measured based on the grant date fair value of the equity or liability instruments used. SFAS 123R requires liability awards to be re-measured each reporting period and compensation costs to be recognized over the period that an employee provides service in exchange for the award. SFAS 123R is effective beginning the first annual reporting period that begins after June 15, 2005. The Company plans to adopt the provisions of SFAS 123R prospectively effective fiscal year 2006. The Company's Stock Compensation Program expired in March 2004 and no options were granted during the year ended January 2, 2005 or the nine-months ended October 2, 2005. The Company does not expect that the adoption of SFAS 123R will have a material impact on the Company's consolidated financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

        The Company's  primary  market risk exposure is interest rate risk.  The principal objectives of our asset/liability management activities are to minimize debt and maximize net investment income, while maintaining acceptable levels of interest rate risk and facilitating our funding needs. Our net investment income and interest expense are subject to the risk of interest rate fluctuations. The Company's outstanding bank debt is tied to the bank's prime lending rate and as such, the Company is at risk due to increases in market rates. A 10% change in the bank's lending rate would have the potential of increasing the annual interest on the outstanding borrowings of the bank debt and impacting the future earnings of the Company by approximately $155,000 annually. The Company's exposure to interest rate risk also relates to the opportunity cost of fixed-rate obligations associated with the Trust Preferred Securities. The Company believes that the fixed rate of the Trust Preferred Securities approximates the Company's long-term market rate. As of October 2, 2005, the Company held no marketable securities available-for-sale.

ITEM 4 - CONTROLS AND PROCEDURES

        Since October 2, 2005, the Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective as of October 2, 2005 to ensure that information required to be disclosed in reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.



                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        From time to time, claims are made against the Company in the ordinary course of business. With the assistance from legal counsel, estimated amounts for such claims that are probable and can reasonably be estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated accruals would be dependent on new claims as they arise and the favorable or unfavorable outcome of the particular litigation. As of October 2, 2005, the Company was not a party to any legal proceeding that is likely to reasonably have a material impact on the results of operations, financial condition or liquidity of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECUITY HOLDERS

        There were no matters submitted to a vote of the security holders during the quarter ended October 2, 2005.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits
        --------

          10.0 Share Purchase Agreement between Bi-Eau Pure Management Inc. and Glacier Water Services, Inc. dated October 7, 2005

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


                                       GLACIER WATER SERVICES, INC.

Date: October 28, 2005                 By: /s/ Brian H. McInerney
                                           ----------------------
                                           Brian H. McInerney
                                           President and Chief Executive Officer


Date: October 28, 2005                 By: /s/ W. David Walters
                                           --------------------
                                           W. David Walters
                                           Senior Vice President and
                                           Chief Financial Officer